Form 10-Q
period 2010-11-30
Chineseinvestors.com, Inc.
filed 2011-01-28
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number: 000-54207

ChineseInvestors.COM
(Exact name of registrant as specified in its charter)

Indiana	35-2089868
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

411 E. Huntington Drive #107-228, Arcadia, CA 91006
(Address of principal executive offices, including zip code)

Brett Roper, Director of Administrative Services — (303) 345-1262
(Registrant’s telephone number, including area code)

Copies to: Michael E. Shaff, Esq., Irvine Venture Law Firm, LLP
17901 Von Karman Avenue, Suite 500, Irvine, CA 92614 Telephone (949) 660-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant has 33,591,696 shares of common stock outstanding as of January 25, 2011.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended November 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.Com, Inc.

BALANCE SHEETS

As of	(Expressed in U.S. Dollars)

	(UNAUDITED) November 30, 2010	May 31, 2010
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 1]	46,070	154,802
Accounts receivable, net [note 1]	11,160	8,251
Other current assets [note 1]	19,990	20,061
Total current assets	72,220	183,114
Property & equipment, net [note 4]	6,070	6,503
Website development, net [note 5]	62,580	62,446
Total assets	145,870	252,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	810	3,761
Deferred revenue [note 1]	303,980	279,159
Accrued liabilities [note 1]	48,104	42,979
Total current liabilities	352,894	325,899
Long-term deferred revenue [note 3]	5,880	8,015
Total liabilities	358,774	333,914

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Common stock Authorized 80,000,000 common shares with a par value of $0.001 per share Issued and outstanding 33,591,696 common shares	33,592	33,592
Additional paid-in capital	6,205,575	6,044,834
Foreign currency gain/loss	762	290
Deficit	(6,452,833)	(6,160,567)
Total stockholders’ equity	(212,904)	(81,851)
Total liabilities and stockholders’ equity	145,870	252,063

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Operating revenues
Subscription revenue	179,890	218,710	352,090	427,797
FOREX revenue	8,100	27,120	44,100	42,174
Advertising revenue	17,740	16,500	16,200	25,000
Total revenue	205,730	262,330	412,390	494,971

Cost of services sold	133,580	139,700	266,780	259,489

General & administrative expenses	130,288	171,696	398,028	379,701
Advertising expenses	19,450	51,630	39,850	102,967

Net (loss) for the quarter	(77,588)	(100,696)	(292,268)	(247,186)

Weighted average number of common shares outstanding – basic	33,591,696	45,825,575	33,591,696	44,104,906

Earnings (loss) per share - basic	(0.01)	(0.01)	(0.01)	(0.00)
Weighted average number of common shares outstanding – diluted	40,171,696	46,575,575	40,171,696	44,498,348
Earnings (loss) per share - diluted	(0.01)	(0.01)	(0.01)	(0.00)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended November 30,	(Expressed in U.S. Dollars)

	2010	2009

OPERATING ACTIVITIES
Net (loss) for the quarter	$(292,268)	$(273,049))
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	7,018	10,272
Share based compensation	160,741	52,498
Deposits	545	784
Accounts receivable	(2,909)	(1,866)
Accounts payable	(2,951)	(1,156)
Other accrued liabilities	27,811	(4,956)

Net cash (used in) operating activities	(102,013))	(217,473)

INVESTING ACTIVITIES
Purchase of equipment	(6,719)	(6,015)

FINANCING ACTIVITIES
Proceeds from private placement	—	460,000

Increase (decrease) in cash and cash equivalents	(108,732)	236,512
Cash and cash equivalents, beginning of quarter	154,802	314,884
Cash and cash equivalents, end of quarter	46,070	551,396

Supplemental disclosure of cash flow information
Cash paid for interest, net of interest capitalized	—	—
Cash paid for income taxes	—	—
Cash paid for China representative office tax	20,068	12,675

See accompanying notes

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the financial statements the Company evaluated subsequent events after the balance sheet date of November 30, 2010 through the filing of this report.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended May 31, 2010 contained in our Form 10.

Liquidity and Capital Resources:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Cash Flows – During the quarter ended November 30, 2010, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common stock to fund its operations.

Cash flows used in operations for the six months ended November 30, 2010 was $102,013, which represents a decrease in cash used in operations for the comparable six months ended November 30, 2009 of $217,473.  Decreased marketing expense and less expense related to the offering of securities are the primary reasons for this reduction.

There is substantial doubt that the Company will continue as a going concern.  The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability.  The Company intends on financing its future activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.  However, there can be no assurance that the Company will be successful in its efforts.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the past the Company has been successful in raising additional capital for the purpose of expanding its business as well as meeting its operating expense needs and has no reason to believe it will not be able to raise the needed working capital to provide liquidity through Year End 2011.  Please see Note 7 – Subsequent Events.

Capital Resources – As of November 30, 2010, the Company had cash and cash equivalents of $46,070 as compared to cash and cash equivalents of $154,802 as of May 31, 2010.

Since inception, the Company has primarily relied upon proceeds from private placements of its equity securities to fund its operations. The Company anticipates continuing to rely on sales of our securities in order to continue to fund its business operations. Issuances of additional shares will result in dilution to its existing stockholders.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation - These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Foreign Currency – The Company has operations in the Peoples Republic of China, however the functional and reporting currency is in US dollars.  To come to this conclusion the Company considered the direction of Accounting Standards Codification (“ASC”) section 830-10-55.

•
Selling Price and Market - As a representative office in China the Company is not allowed to sell to China based customers.  Over 90% of its customers are in the United States and 100% of all sales are paid in US dollars.  This indicates the functional currency is US dollars.

•	Financing - The companies financing has been generated exclusively come from the United States. This indicates the functional currency is US dollars.

•
Expenses – The majority of expense are paid in US dollars.  The expenses generated in China are paid with a monthly or weekly cash transfer from the US when the expenses are due, resulting in very little foreign currency exposure.  This indicates the functional currency is US dollars.

•	Numerous Intercompany Transactions – The Company has multiple transactions each month between the parent and foreign subsidiary. This indicates the functional currency is US dollars.

Due to the functional and reporting currency both being in US dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

The Company does hold deposits for an office lease that generates a foreign currency gain/(loss) in Chinese Renminbi.  Until these are refunded, the variance is accounted for quarterly and the other asset account is adjusted to the current exchange rate through the foreign currency gain/loss account in the equity section of the balance sheet.

Reclassifications - Certain amounts in the prior quarter’s financial statements have been reclassified to conform to the current quarter presentation and to correct prior quarter errors.

Revenue recognition - Revenue consists of three main sources:

1. Fees from banner advertisement, webpage hosting and maintenance, on-line promotion and translation services, advertising, and promotion fees for customers in the Company’s Chinese Investment Guides, sponsorship fees from investment seminars, road shows, and forums, all of which sales prices are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in the contracts. These revenues are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

2. Fees from membership subscriptions.  These revenues are recognized over the term of the subscription.  The subscription term is generally between 3 and 12 months but can occasionally be as short as 1 month or as long as 24 months.  Long term deferrals are generated from subscriptions over 12 months.

3. Commissions related to setting up currency trading accounts in association with FOREX.

Costs of Services Sold – Costs of services sold is recognized as the total direct cost of the Company’s operations in Shanghai.

Website Development Costs – The Company accounts for its development costs in accordance with ASC 350-50, “Accounting for Website Development Costs.”  The Company’s website comprises multiple features and offerings that are currently developed with ongoing refinements.  In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development.  All hardware costs are being capitalized.  Purchased software costs are capitalized in accordance with ASC codification 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use.  All other costs are reviewed for determination of whether capitalization or expense is appropriate.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.  At certain times cash in bank may exceed the amount covered by FDIC insurance.  At November 30, 2010 and May 31, 2010, there were deposit balances in a US bank of $32,200 and $147,906, respectively.  In addition, the Company maintains cash balance in The Bank of China, which is a government owned Bank.  The full balance of the deposits in China is secured by the Chinese government.  At November 30, 2010 and May 31, 2010, there were deposits of $13,870 and $6,896, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk - The Company extends unsecured credit to its customers in the ordinary course of business.  Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account.  Revenue related to advertising and FOREX are regularly collected within 30 days of the time of services being rendered.  However, since these are ongoing contracts there has been no instance of failure to pay.  As of November 30, 2010 and May 31, 2010, the Company had accounts receivable of $11,160 and $8,251, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis.  As of November 30, 2010 and May 31, 2010, the Company determined that based on historically having no bad debts an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Other Current Assets – Other current assets is comprised of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at quarter end.  Other current assets were $19,990 and $20,061 as of November 30, 2010 and May 31, 2010, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $7,018 and $10,272 for the six months ended November 30, 2010 and November 30, 2009, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets - In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of November 30, 2010.

Accrued Liabilities and Other Liabilities – Accrued liabilities and other liabilities are comprised of the following:

	November 30,	May 31,
	2010	2010

China Employee Salaries and Commissions Accrual	$30,374	$24,186
Representative Office Tax Accrual	6,810	7,568
Other Accruals	10,920	11,225
	$48,104	$42,979

Use of Estimates – The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All Company financial instruments are Level one and are carried at market value.  Therefore no adjustment is required.

Income Taxes – Income taxes are accounted for under the asset and liability method of ASC 740. Deferred tax assets and liabilities are recognized for net operating loss and other credit carry forwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the tax effect of transactions are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the year that includes the enactment date.

Deferred tax assets are reduced by a full valuation allowance since it is more likely than not that the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carry forwards.

Advertising Costs - Advertising costs are expensed when incurred. Advertising costs totaled $39,850 and $102,967 in the six months ended November 30, 2010 and November 30, 2009, respectively.

Earnings (Loss) Per Share - Earning (loss) per share is computed using the weighted average number of common shares outstanding during the period.  The Company has adopted ASC 260 (formerly SFAS 128), Earnings per Share.

Stock Based Compensation - The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.  The fair value of the options is amortized over the vesting period.

Stock compensation expense for stock options is recognized over the vesting period of the award or expense immediately under ASC 718 and EITF 96-18 when options are given for previous service without further recourse.   The Company previously issued stock options to contractors that had been providing services to the Company upon their termination of services.  Under EITF 96-18 these options were recognized as expense in the period issued because they were given as a form of compensation for services already rendered with no recourse.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Six Months ended
	November 30, 2010	November 30, 2009

Stock Options	$2,500,000	$750,000
Total share based compensation expense	160,741	52,498

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at May 31, 2009	-	-
Granted	4,080,000	$.04
Exercised	-	-
Forfeited or expired	-	-
Balance at May 31, 2010	4,080,000	.04
Granted	2,500,000	.10
Exercised	-	-
Forfeited or expired	-	-
Balance at November 30, 2010	6,580,000	$.06

The following table presents information regarding options outstanding and exercisable as of November 30, 2010:

Weighted average contractual remaining term - options outstanding	3.37 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	1,717,625
Weighted average exercise price – options exercisable	$.06
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	3.84 years

As of November 30, 2010, future compensation costs related to options issued was $0.  During the six months ended November 30, 2010, stock options were granted to the CEO; these options, generating an expense of $160,741, were recognized as an expense in the first quarter of 2011.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.09%
Expected life of options	4
Annualized volatility	90.6%
Dividend rate	0%

3.	stockholders' equity:

At November 30, 2010 and May 31, 2010, the Company’s $.001 par value common stock authorized stands at 80,000,000 shares.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized but not issued.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation, and are comprised of the following:

	November 30,	May 31,
	2010	2010

Furniture & Fixtures	$25,250	$22,415
Leasehold Improvements	9,540	9,540
	34,790	31,955

Less: Accumulated Depreciation	28,720	25,452
	$6,070	$6,503

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & Fixtures	5 years
Leasehold Improvements	Term of the lease

Depreciation expense for the six months ended November 30, 2010 and November 30, 2009 was $3,377 and $5,274, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	November 30,	May 31,
	2010	2010

Website Development costs	$109,500	$105,616
Less: Accumulated Amortization	46,920	43,170
	$62,580	$62,446

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2010 and November 30, 2009 was $3,641 and $4,998, respectively.

6.	Commitments and Concentrations:

The Company leases an apartment pursuant to a month-to-month lease for the use of the CEO and his family in Shanghai, China for a monthly rental of approximately $900.   This lease could be terminated at any time with no additional payments required.

Office Lease – During the first quarter of 2011 fiscal year the Company renewed their office lease for an additional two years ending September 30, 2013 resulting in the following future commitments, based on the exchange rate at November 30, 2010.

2011	$39,448
2012	$59,962
2013	$20,119

Concentrations – During the six months ended November 30, 2010 and November 30, 2009, all the Company’s revenue was derived from its operations in China.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business.  As of the date of this filing, the Company is not a party to any lawsuit or proceedings which, individually or in the aggregate, in the opinion of management, is reasonably likely to have a material adverse effect on the financial condition, results of operation or cash flow of the Company.

7.	Subsequent Events:

Private Placement Memorandum – During the third quarter of 2011, the Company commenced a private placement of up to $1,000,000 of its common stock at $.125 (12.5¢) per share.  As of January 28, 2011, the Company had raised $108,000 through the sale of 864,000 shares of its common stock in that private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our financial statements included as Item 1 in this report. We caution readers regarding certain forward looking statements in the following discussion, elsewhere in this report, and in any other statements, made by, or on behalf of our company, whether or not in future filings with the Securities and Exchange Commission.  The reader should note that forward-looking statements are not based on historical information or any such statements which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, our company. Uncertainties and contingencies that might cause such differences include those risk factors disclosed in our recent Form 10 12-G filing (November 29, 2010 and as amended on January 20, 2011) and other reports filed by us from time to time with the SEC.

We disclaim any obligation to update forward-looking statements. All references to “we”, “our”, “us”, “the Company”, or “Chineseinvestors.com” refer to ChineseInvestors.COM, Inc., as well as all predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our recently filed Form(s) 10-12G and 10-12G/A as filed on November 29, 2010 and January 20, 2011 with the Securities and Exchange Commission.

Overview

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in Chinese language character sets (traditional and simplified). Our services are primarily used by Chinese speaking individuals living in North America as well as Chinese citizens/nationals in mainland China, Taiwan, and Hong Kong. We offer several types of subscription-based services and serve several levels of investors and traders (novice to professional). Our market coverage includes the general range of US financial markets, Chinese ‘A’ shares, and the FOREX market.

We currently offer a variety of subscription services including 1) VIP Golden Membership, 2) Education Materials (Video Training), 3) Option Investment & Trading, 4) US Market Megatrend Software, 5) China Market Megatrend Software, 6) FOREX (Foreign Currency Exchange), 7) Dark Horse, 8) Chinese Momentum Stock, 9) Analysis on News and earnings Internet Concept Stocks, and 10) The Five Most-Bullish Stocks as well as various free analysis and research tools.  Current details regarding these services may be found in our Form 10-12G/A as filed with the SEC on January 20, 2011.

Our business model currently requires that all of our product lines generate recurring monthly revenue from each client relative to a ‘client specific’ contract services duration; generally provided on a monthly, quarterly, or annual basis that incorporate discounts for longer duration commitments.

Business Environment and Trends

Global markets have been negatively impacted by a variety of factors, and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions. While we expect these trends will to continue to affect our growth rate and operating results for the short term, we also expect our revenue to reflect these conditions as well as be affected by our advertising investment on a quarter-over-quarter basis for the balance of FY 2011.

Financial Tables and Explanations (ending November 30th)

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

	Expressed in USD		Expressed in USD

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Operating Revenues
Subscription Revenue	179,890	218,710	352,090	427,797
FOREX Revenue	8,100	27,120	44,100	42,174
Advertising Revenue	17,740	16,500	16,200	25,000
Total Revenue	205,730	262,330	412,390	494,971

Cost of Services Sold	133,580	139,700	266,780	259,489

General AdministrativemExpenses	130,288	171,696	398,028	379,701
Advertising Expenses	19,450	51,630	39,850	102,967

Net (loss) for the Quarter	(77,588)	(100,696)	(292,268)	(247,186)

Operating Revenues describes all income from all Company related activities including subscription sales, advertising sales, FOREX support service fees, and education/training sales.

Total Revenues describes all income from all Company related activities including subscription sales, advertising sales, FOREX support service fees, and education/training sales.

Cost of Services Sold refers to all operating expense related to the delivery of content services including the cost of commission and other Shanghai office expenses.

Expenses, General & Administration refers to the expense related to US operational overhead, salaries and related expenses of US Citizens, the costs of note and share repurchases, the costs of options granted, US based web hosting services, etc.

Advertising Expense refers to all costs of advertising.

Net (loss) refers to the value remaining when subtracting the Costs of Services Sold, General & Administration Expenses, and Advertising Expenses from the Total Revenues value.

Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Fiscal Year 2009 (in review)

While the Company posted losses for this annual period, it should be noted that there were additional expenses incurred of $445,000 for the purpose of pursuing a reverse merge opportunity as associated with the expenses related to that effort. Additionally, we raised $490,000 during this annual period through a private placement of our stock as well as significantly increasing our advertising efforts to begin to grow our subscription income stream during the last four months of this annual period. We also incurred additional employment costs at our Arcadia, California offices during the last two quarters of this annual period as well as incurred additional legal and accounting expense as related to the private placement and its administration and shares fulfillment. While the values raised in association with the private placement provided the Company with a better cash reserve, it continued to focus on brand awareness and spent significantly more on advertising than it had in the previous year. Additionally, and in accordance with the use of funds disclosure as noted within the private placement referenced the Company invested additional funds into development of its sales and service infrastructure (Shanghai, China Representative Office).

We substantially increased our advertising investments late in FY 2009 as funds from our private placement came in accordance with our stated plans, increasing this level of expense over the prior year by approximately $80,000.

Fiscal Year 2010 (in review)

Annual Revenues

Subscription Revenue:  There was an increase in subscription revenues from $563,583 in fiscal year (FY) 2009 to $834,081 in FY 2010 representing an approximate 35% increase in subscription revenues.  This increase was primarily generated by an implementation of an increased emphasis on advertising and sales development.  This emphasis was reflected in the increase in advertising expense from $100,612 in FY 2009 to $220,291 in FY 2010.

FOREX Revenue:  The decrease in FOREX revenue from $99,850 (FY 2009) to $72,636 (FY 2010) is within the range of normal year to year variance and does not reflect an unexpected trend.

Advertising Revenue:  The revenue from advertising was fairly consistent with $34,500 in 2009 and $33,100 in 2010.  As the Company’s subscription base and related web traffic continue to grow, our expectation is that advertising revenue will increase as well.

Annual Expenses

Cost of Goods (Services) Sold:  The cost of services sold increased from $255,157 to $426,633 from FY 2009 to FY 2010 as expected with the increase in revenue.  This category of expenses primarily consists of the cost of the Shanghai, China operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin improves.  As the Company experienced sales growth from approximately $560,000 to $834,000 the 6.8% increase in profit margin is expected and as revenues continue to grow this margin is expected to continue to improve.

Other Notes Regarding FY 2010 (Significant)

In fiscal year 2010 the company raised $510,000 through a private placement of our stock. We also bore the additional legal and accounting expense related to the private placement as well as related expense of our audit/accounting work for 2009 and 2010.

During the 2010 fiscal period we issued stock options to several consultants for previous services that generated a onetime general and administrative expense.  We issued 750,000 options to John G. Myers, a past Board of Directors Member in exchange for past services having an impact of $52,498.  We also issued 830,000 options to Edward Li, a past employee in exchange for services rendered having an impact of $53,575.

Also during the 2010 fiscal year the Company elected to initiate an effort to file a Form 10 document with the SEC in order to become a public Company.  To this end it hired professional service providers to 1) provide for the creation of PCAOB compliant audited financial statements, 2) provide for financial statement support, and 3) engaged other resources as necessary to produce the Form 10 document. We understand our financial reporting and compliance obligations as we move forward in becoming a public company.

Advertising:  The Company implemented an aggressive advertising program beginning in 2010 resulting in advertising revenues increasing from $100,612 to $220,291 from FY 2009 to FY 2010.  This increase in advertising had a significant part in growing the company’s sales by approximately 35% from 2009 to 2010.

While the Company posted losses for this annual period, it should be noted that there were additional expenses as well as expenditures of cash incurred with several significant events as well as additional funds raised in association with the private placement that continued from the previous annual period.

We raised $510,000 during this fiscal period through a Private Placement of our stock as well as significantly increased our advertising efforts to continue to grow the associated subscription and advertising income stream(s). We also bore the additional legal and accounting expense related to the Private Placement as well as related expense of our audit/accounting work for 2009 and 2010.

During this fiscal period we issued 2,500,000 options to LJ Sabean, a past majority shareholder and Board of Directors Member (resigned in March of 2007) as a part of a certain re-purchase of common stock agreement with the Company.

In November of 2009, the Company purchased a note held by Hollingsworth LLC, a past majority shareholder having a balance due of $300,000 (unsecured) for $112,500 (plus $2,500 in expenses). The note was related to a purchase of Hollingsworth LLC’s interests in the Company by Leon J. Sabean, a shareholder in October of 2005.

In January 2010, the Company repurchased 13,451,461 shares from Leon J. Sabean in consideration of a payment to Sabean of $150,000, forgiveness of the note receivable owed by Leon J. Sabean (via the Hollingsworth LLC interests as purchased in October of 2005), and through the issuance of 2,500,000 share purchase options. The Company then retired these shares to Treasury reducing the total number of shares outstanding accordingly.

During this period we substantially reduced our outstanding shares of common stock by 13,451,461 shares in accordance with the re-purchase agreement as described in the preceding paragraph. Please note that this value does not include options as already described in Section 4.

Fiscal Year 2011

Year to Date (FY 2011) Performance Comparison to Year End FY 2010

The Company began to reduce its expenditures on advertising during the summer of 2010 and thereby also experienced a drop off in subscription revenues.  The Company continues to monitor it advertising investment so that it can identify where such investments provide the best return in terms of new subscribers.

While subscription income is projected to generate less revenue than the previous year ($834,081) the Company is planning on increasing its investment in advertising during the 3rd and 4th quarters based upon deployment of a portion of the capital it will be raising as associated with the private placement.

FOREX related revenues are up slightly and are projected to increase over the prior year’s performance.

Our advertising revenues are projected to increase over the prior year’s performance.

It should also be noted that there were substantial additional expenses in the General & Administrative category related to the granting of stock options and the repurchase of shares as noted in the previous section, Other Notes Regarding FY 2010 (Significant).  These costs totaled more than half of FY 2010’s General & Administrative Expense base noting that these expenses will be drastically reduced in FY 2011 and should cause a substantial drop in our overall operating expenses for the Company.

Six Month Comparison, FY 2010 to FY 2011

It should be noted that the Company did not engage accounting and legal services to pursue its Form 10-12G filing until January of 2010 and that when comparing the 1st six months of performance there were several substantial expenses related to this work in FY 2011 that were not present in FY 2010.  Legal and Accounting/Audit Fees to support the Form 10-12G process in the 1st six months of FY 2011 totaled $55,002.56; expenses that were not present in FY 2010’s 1st six months of operations.

It should also be noted that the Company substantially increased its advertising investment during the 1st six months of operation in FY 2010 and that the Company has since decreased its advertising expense by just over $60,000 in comparison to FY 2011.  Additionally, the Company awarded options in the 1st six months of FY 2011 increasing its General & Administrative expense by over $108,000 in comparison to FY 2010’s 1st six months of operations.

Based upon these extraordinary expenses the Company has experienced over $160,000 of additional expense in FY 2011 that were not present in FY 2010 (1st six months of operations).

Quarterly Revenues (2nd Quarter of FY 2011)

Subscription Revenues: Revenues in the second quarter declined from $218,710 in FY 2010 to $179,890 in FY 2011 due to a decrease in advertising investment. As cash reserves decrease we have reduced expenses where possible. With new capital from the planned private placement we plan to increase our advertising investment as well as sales promotions and are expecting to see subscription revenues increase.

FOREX Revenue:  FOREX revenues are generated based upon the trade activity level of current subscribers.  The Company has contracted with an unrelated party to which they provide basic support services.  Revenue levels related to FOREX naturally fluctuate during the course of the year and based upon activities the Company has no control over as the relationship is with an unrelated party.

Advertising Revenue: With additional services as planned and based upon our efforts to become a public company, the Company is seeking to increase its advertising revenue stream.  We expect revenues in this category to grow throughout the balance of FY 2011 as our web site metrics and advertiser results continue improve (various metrics including click through rates, etc. will provide greater value to our advertisers and allow us to increase our sales in this area).

Overall Revenue: We note that our overall revenue dropped from $262,330 (FY 2010) to $205,730 (FY 2011) due to a general fall off in subscription services and FOREX support services related revenue.

Quarterly Expenses (2nd Quarter of FY 2011)

Costs of Goods (Services) Sold: As the Company experienced an increase in these related expenses in FY 2010, they expanded their operations in China to support the increased sales volume as well as customer service and content delivery requisites noting that most of these sales will be fulfilled over a three to twelve month time period.  As our subscription sales fell off ($262,730 in the second quarter of 2010 to $205,730 in the second quarter of 2011) the costs remained somewhat elevated resulting in a substantial decrease to the company’s gross profit margin from 43% to 35%. As we implement plans to increase sales this margin is expected to increase.

General & Administrative Expenses: The Company experienced higher general and administrative expenses in the second quarter as it generated additional costs in association with filing registration statements and becoming a public reporting company. Most of these increased costs were associated with legal and accounting fees (as well as the granting of options as noted below) noting that for the second quarter of FY 2011 we disbursed $28,340 related to these costs that were not related to the normal operations of the Company. The Company did notice a substantial drop off in these expenses in the second quarter, noting it spent $223,326 (FY 2010) versus $149,738 (FY 2011) representing a drop in expenses of approximately 33%.

Advertising Expenses:  The Company continued to maintain lower advertising expenditures.  The Company expects to increase advertising upon completion of planned sale of Company stock in fiscal year 2011.

Net Losses:  The Company’s net losses also decreased in the 2nd quarter of 2011 by approximately 23% of those experienced in the 2nd quarter of 2010.

Liquidity

The Company is currently addressing its liquidity issue(s) by continually building upon its revenue generation subscription service products, increasing its advertising based revenues (as discussed) and by seeking investment capital through private placement of common stock and debt. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on such sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations.

It should be noted that the issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

It should be also noted that absent of the costs to become a public company, the Company’s operating expenses have been covered by its operating income and that additional monies spent more recently to grow the business (beyond its normal nominal operating expenses) were allocated out of the private placement proceeds obtained in FY 2008/2009.

While all of these factors as noted herein have the potential to impact the Company’s liquidity in either a positive or negative fashion, it is the Company’s position that should there be a continuing deficit in our operating costs it will likely be the result of the additional cost burden of becoming a publicly reporting company.  To that end the Company feels it will be able to raise the necessary capital to continue operations via the sale of additional stock as already disclosed and noted herein as well as continue to grow our revenues to meet these needs.  Once the Company deploys the additional educational based services (as discussed) and completes the raising of additional funds through the private placement (as discussed) it should be able to attain a break even operating basis and subsequent to a modest time period, achieve a cash flow positive position.

Plan of Continued Operations

As already noted herein as well as within our relative SEC documents (as filed), we have initiated a private placement of our stock to insure the company has adequate cash to meet its continuing obligations as well as expand its business (as discussed in our Form 10-12G) in China into the education sector.  It is our intent to focus on continuing to build our subscription and advertising revenues through focused advertising as well as seminars and to add to that mix an educational services platform offered in a classroom as well as online setting.

The Company plans to continue to meet all of its obligations as well as conform with all of the requirements of becoming a public company while increasing its market presence as well as services offering spectrum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Please refer to our recently filed Form(s) 10-12G and 10-12G/A as filed on November 29, 2010 and January 20, 2011 with the Securities and Exchange Commission for this information.  The Company is currently continuing mediation of control deficiencies brought to its attention during the generation of all Form 10 related Audited Financial Statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Please refer to our recently filed Form(s) 10-12G and 10-12G/A as filed on November 29, 2010 and January 20, 2011 with the Securities and Exchange Commission for this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of any equity securities during the 2nd quarter of FY 2011 (September 1, 2010 to November 30, 2010).

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: January 27, 2011	By:	/s/ Brett Roper
Brett Roper
Secretary of the Board of Directors