Form 10-Q/A
period 2010-11-30
Chineseinvestors.com, Inc.
filed 2011-02-25
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-Q/A

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

The Registrant has 33,591,696 shares of common stock outstanding as of February 25, 2011.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended November 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.Com, Inc.

BALANCE SHEETS

As of	(Expressed in U.S. Dollars)

	(UNAUDITED) November 30, 2010	(Audited) May 31, 2010
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 2 ]	46,070	154,802
Accounts receivable, net [note 2 ]	11,160	8,251
Other current assets [note 2 ]	19,990	20,061
Total current assets	72,220	183,114
Property & equipment, net [note 4]	6,070	6,503
Website development, net [note 5]	62,580	62,446
Total assets	145,870	252,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	810	3,761
Deferred revenue [note 2 ]	303,980	279,159
Accrued liabilities [note 2 ]	48,104	42,979
Total current liabilities	352,894	325,899
Long-term deferred revenue [note 2 ]	5,880	8,015
Total liabilities	358,774	333,914

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Common stock Authorized 80,000,000 common shares with a par value of $0.001 per share Issued and outstanding 33,591,696 common shares	33,592	33,592
Additional paid-in capital	6,205,575	6,044,834
Foreign currency gain/loss	762	290
Deficit	(6,452,833)	(6,160,567)
Total stockholders’ equity	(212,904)	(81,851)
Total liabilities and stockholders’ equity	145,870	252,063

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Operating revenues
Subscription revenue	$179,890	$218,710	$352,090	$427,797
FOREX revenue	17,740	27,120	44,100	42,174
Advertising revenue	8,100	16,500	16,200	25,000
Total revenue	205,730	262,330	412,390	494,971

Cost of services sold	133,580	139,700	266,780	259,489

General & administrative expenses	130,288	171,696	398,028	379,701
Advertising expenses	19,450	51,630	39,850	102,967

Net (loss) for the quarter	(77,588)	(100,696)	(292,268)	(247,186)

Weighted average number of common shares outstanding – basic	33,591,696	45,825,575	33,591,696	44,104,906

Earnings (loss) per share - basic	(0.01)	(0.01)	(0.01)	(0.00)
Weighted average number of common shares outstanding – diluted	40,171,696	46,575,575	40,171,696	44,498,348
Earnings (loss) per share - diluted	(0.01)	(0.01)	(0.01)	(0.00)

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

In the past the Company has been successful in raising additional capital for the purpose of expanding its business as well as meeting its operating expense needs.  However, there is no guarantee that the Company will be able to raise the needed working capital to provide liquidity through year end 2011.  Please see Note 7 – Subsequent Events

Capital Resources – As of November 30, 2010, the Company had cash and cash equivalents of $46,070 as compared to cash and cash equivalents of $154,802 as of May 31, 2010.

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

Fair Value of Financial Instruments - The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level one – Quoted market prices in active markets for identical assets or liabilities;
●	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
●	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

Private Placement – During the third quarter of 2011, the Company commenced a private placement of up to $1,000,000 of its common stock at $.12 per share.  As of February 25, 2011, the Company had raised $133,000 through the sale of 1,108,334 shares of its common stock in that private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the company’s financial statements and the notes to those statements included elsewhere in this registration statement on Form 10. The following discussion and analysis contains forward-looking statements. Forward-looking statements in this registration statement on Form 10 are subject to a number of risks and uncertainties, some of which are beyond the company’s control. The company’s actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which the company is not currently aware or which the company currently deems immaterial could also cause the company’s actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this quarterly report.

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

Financial Tables and Explanations

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

Expressed in USD
	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Operating Revenues
Subscription Revenue	179,890	218,710	352,090	427,797
FOREX Revenue	17,740	27,120	44,100	42,174
Advertising Revenue	8,100	16,500	16,200	25,000
Total Revenue	205,730	262,330	412,390	494,971

Cost of Services Sold	133,580	139,700	266,780	259,489

General AdministrativemExpenses	130,288	171,696	398,028	379,701
Advertising Expenses	19,450	51,630	39,850	102,967

Net (loss) for the Quarter	(77,588)	(100,696)	(292,268)	(247,186)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year 2009 (in review)

While the Company posted losses for this annual period, it should be noted that there were additional expenses incurred of $445,000 for the purpose of pursuing a reverse merge opportunity as associated with the expenses related to that effort. Additionally, we significantly increased our advertising efforts to begin to grow our subscription income stream during the last four months of this annual period. We also incurred additional employment costs at our Arcadia, California offices during the last two quarters of this annual period as well as incurred additional legal and accounting expense as related to the private placement and its administration and shares fulfillment. While the values raised in association with the private placement provided the Company with a better cash reserve, it continued to focus on brand awareness and spent significantly more on advertising than it had in the previous year. Additionally, and in accordance with the use of funds disclosure as noted within the private placement referenced the Company invested additional funds into development of its sales and service infrastructure (Shanghai, China Representative Office).

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

In December of 2009, the Company purchased a note held by Hollingsworth LLC, a past majority shareholder (unsecured) for $112,500. The note was related to a purchase of Hollingsworth LLC’s interests in the Company by Leon J. Sabean, a shareholder in October of 2005.

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

Fiscal Year 2011

Year to Date (FY 2011) Performance Comparison to Year End FY 2010

The Company began to reduce its expenditures on advertising during the summer of 2010 and thereby also experienced a drop off in subscription revenues.  The Company continues to monitor its advertising investment so that it can identify where such investments provide the best return in terms of new subscribers.

While subscription income is projected to generate less revenue than the previous year ($834,081) the Company is planning on increasing its investment in advertising during the third  and fourth quarters based upon deployment of a portion of the capital it will be raising associated with the private placement.

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

Six Month Comparison, FY 2010 to FY 2011

Subscription Revenues: Revenues in the first six months of FY 2011 declined from $427,797 in FY 2010 to $352,090 in FY 2011 due to a decrease in advertising investment. As cash reserves decrease we have reduced expenses where possible. With new capital from the planned private placement we plan to increase our advertising investment as well as sales promotions and are expecting to see subscription revenues increase as a result.

FOREX Revenue:  FOREX revenues increased in the first six months of FY 2011 from $42,174 in FY 2010 to $44,100 in FY 2011.  These revenues are generated based upon the trade activity level of current subscribers.  The Company has contracted with an third party to which they provide basic support services.  Revenue levels related to FOREX naturally fluctuate during the course of the year and based upon activities the Company has no control over as the relationship is with third party.

Advertising Revenue: Advertising revenues decreased from $25,000 in the first six months of FY 2010 to $16,200 in the same period of 2011.  With additional services as planned the Company is seeking to increase its advertising revenue stream.  We expect revenues in this category to grow throughout the remainder of FY 2011 as our web site metrics and advertising results continue to improve (various metrics including click through rates, etc. will provide greater value to our advertisers and allow us to increase our sales in this area).

Expenses

Costs of Services Sold: As the Company experienced an increase in sales in FY 2010 these expense increased as the Company expanded their operations in China to support the increased sales volume as well as customer service and content delivery requisites noting that most of these sales will be fulfilled over a three to twelve month time period.  As our subscription sales fell off ($427,797 in the first six months of 2010 to $352,090 in the same period of 2011) the costs remained somewhat elevated resulting in a substantial decrease to the company’s gross profit margin from 48% to 35%. As the Company implement plans to increase sales this margin is expected to increase.

General & Administrative Expenses: The Company had general and administrative expenses of $398,028 in the first six months of 2011 compared to $379,701 in the similar period in FY 2010.  Though there were certain occasional costs associated with the award of stock options in FY 2010 and additional expenses related to being a publicly registered company, primarily legal and accounting, in the current period these expenses balanced out resulting in fairly similar expense levels.

Advertising Expenses:  The Company continued to maintain lower advertising expenditures.  The Company expects to increase advertising upon completion of a planned private offering in fiscal year 2011.

Net Losses:  The Company’s net losses in the first six months of 2011 were $292,268 as compared to $247,186 loss in the same period for FY 2010.  This increase in net loss is primarily due to the decrease in subscription revenue experienced in that same period.

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

Item 4. Controls and Procedures.

In our recently filed Form(s) 10-12G and 10-12G/A as filed on November 29, 2010 and January 20, 2011 with the Securities and Exchange Commission for this information we noted the following as it relates to the Company’s material weakness:

“During the preparation of our financial statements as of May 31, 2009 and 2010 and in our August 31, 2010 Quarterly review, we identified material weaknesses in our internal controls over financial reporting. If not remediated satisfactorily, these material weaknesses could result in further material misstatements in our financial statements in future periods. Specifically, we have not been required to have, and as a result did not maintain a sufficient complement of personnel with an appropriate level of accounting, taxation, and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP financial statements consistent with being a public company.”

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

ChineseInvestors.com, Inc.
(Registrant)

Date: February 25 , 2011	By:	/s/ Brett Roper
Brett Roper
Interim Chief Financial Officer

Date: February 25, 2011	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer