Form 10-Q/A
period 2010-11-30
Chineseinvestors.com, Inc.
filed 2011-03-25
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant has 35,900,030 shares of common stock outstanding as of March 25, 2011.

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

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Operating revenues
Subscription revenue	$179,890	$218,710	$352,090	$427,797
FOREX revenue	17,740	27,120	44,100	42,174
Advertising revenue	8,100	16,500	16,200	25,000
Total revenue	205,730	262,330	412,390	494,971

Cost of services sold	133,580	139,700	266,780	259,489

General & administrative expenses	130,288	171,696	398,028	405,564
Advertising expenses	19,450	51,630	39,850	102,967

Net (loss) for the quarter	(77,588)	(100,696)	(292,268)	(273,049)

Weighted average number of common shares outstanding – basic	33,591,696	45,825,575	33,591,696	44,104,906

Earnings (loss) per share - basic	(0.01)	(0.01)	(0.01)	(0.01)
Weighted average number of common shares outstanding – diluted	41,371,696	47,775,575	41,371,696	45,698,348
Earnings (loss) per share - diluted	(0.00)	(0.00)	(0.00)	(0.01)

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended May 31, 2010 contained in our Form 10-12G/A filed March 25, 2011.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Six Months ended
	November 30, 2010	November 30, 2009

Stock Options	$2,500,000	$750,000
Total share based compensation expense	160,741	52,498

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at May 31, 2009	1,200,000	$.00
Granted	4,080,000	.03
Exercised	-	-
Forfeited or expired	-	-
Balance at May 31, 2010	5,280,000	.03
Granted	2,500,000	.10
Exercised	-	-
Forfeited or expired	-	-
Balance at November 30, 2010	7,780,000	$.05

The following table presents information regarding options outstanding and exercisable as of November 30, 2010:

Weighted average contractual remaining term - options outstanding	3.74 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	2,695,000
Weighted average exercise price – options exercisable	$.04
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	3.75 years

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

Private Placement – During the third quarter of 2011, the Company commenced a private placement of up to $1,000,000 of its common stock at $.12 per share.  As of March 25, 2011, the Company had raised $261,000 through the sale of 2,175,001 shares of its common stock in that private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the company’s financial statements and the notes to those statements included elsewhere in this registration statement on Form 10-12G/A filed March 25, 2011. Additional risks of which the company is not currently aware or which the company currently deems immaterial could also cause the company’s actual results to differ.

This report should be read in conjunction with our recently filed Form(s) 10-12G/A as filed March 25, 2011 with the Securities and Exchange Commission.

Overview

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in Chinese language character sets (traditional and simplified). Our services are primarily used by Chinese speaking individuals living in North America. We offer several types of subscription-based services and serve several levels of investors and traders (novice to professional). Our market coverage includes the general range of US financial markets, Chinese ‘A’ shares, and the FOREX market.

We currently offer a variety of subscription services including 1) VIP Golden Membership, 2) Education Materials (Video Training), 3) Option Investment & Trading, 4) US Market Megatrend Software, 5) China Market Megatrend Software, 6) FOREX (Foreign Currency Exchange), 7) Dark Horse, 8) Chinese Momentum Stock, 9) Analysis on News and earnings Internet Concept Stocks, and 10) The Five Most-Bullish Stocks as well as various free analysis and research tools.  Current details regarding these services may be found in our Form 10-12G/A as filed with the SEC on March 25, 2011.

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

Financial Tables and Explanations

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

Expressed in USD
	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Operating Revenues
Subscription Revenue	179,890	218,710	352,090	427,797
FOREX Revenue	17,740	27,120	44,100	42,174
Advertising Revenue	8,100	16,500	16,200	25,000
Total Revenue	205,730	262,330	412,390	494,971

Cost of Services Sold	133,580	139,700	266,780	259,489

General Administrative Expenses	130,288	171,696	398,028	405,564
Advertising Expenses	19,450	51,630	39,850	102,967

Net (loss) for the Quarter	(77,588)	(100,696)	(292,268)	(273,049)

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

Also during the 2010 fiscal year the Company elected to initiate an effort to file a Form 10-12G/A document with the SEC in order to become a public Company.  To this end it hired professional service providers to 1) provide for the creation of PCAOB compliant audited financial statements, 2) provide for financial statement support, and 3) engaged other resources as necessary to produce the Form 10-12G/A document. We understand our financial reporting and compliance obligations as we move forward in becoming a public company.

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

While all of these factors as noted herein have the potential to impact the Company’s liquidity in either a positive or negative fashion, it is the Company’s position that should there be a continuing deficit in our operating costs it will likely be the result of the additional cost burden of becoming a publicly reporting company.  To that end the Company feels it will be able to raise the necessary capital to continue operations via the sale of additional stock as already disclosed and noted herein as well as continue to grow our revenues to meet these needs.  Once the Company develops and markets current planned expansion and completes the raising of additional funds through the private placement (as discussed) it should be able to attain a break even operating basis and subsequent to a modest time period, achieve a cash flow positive position.

Plan of Continued Operations

As already noted herein as well as within our relative SEC documents (as filed), we have initiated a private placement of our stock to insure the company has adequate cash to meet its continuing obligations as well as expand its business (as discussed in our Form 10-12G/A filed on March 25, 2011) in China into the education sector.  It is our intent to focus on continuing to build our subscription and advertising revenues through focused advertising as well as seminars and to add to that mix an educational services platform offered in a classroom as well as online setting.

The Company plans to continue to meet all of its obligations as well as conform with all of the requirements of becoming a public company while increasing its market presence as well as services offering spectrum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

In our recently filed Form(s) 10-12G/A filed on March 25, 2011 with the Securities and Exchange Commission for this information we noted the following as it relates to the Company’s material weakness:

Management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures and for the assessment of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are processes designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) as well as the accompanying disclosures contained in our periodic reports filed with the Securities and Exchange Commission. All disclosure controls and procedures and internal controls systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

As disclosed in our Form 10-12G/A filed as of 03/25/2011 the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the issuance date of this filing.

In connection with the audit of our consolidated financial statements for the fiscal year ended May 31, 2009 and May 31, 2010, our independent accounting firm identified material weaknesses in our internal controls over financial reporting. More specifically, the Company has previously not been required to have, and as a result did not maintain a sufficient complement of personnel with an appropriate level of accounting and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP financial statements consistent with being a public company.

Although the Company has implemented changes in internal controls over financial reporting described below and performed additional analysis and reviews in connection with the preparation of the financial statements and disclosures in this Form 10-Q, our management concluded that these controls were not operating for a sufficient amount of time to conclude that our internal controls over financial reporting were effective as of November 30, 2010.

In order to further enhance our internal controls, management is currently working with our audit committee to identify and implement corrective actions to improve our disclosure controls and procedures and our internal controls. Specifically, the Company is currently evaluating the controls currently in place and a plan of action to add additional controls and expertise as necessary to correct the problems identified. We believe these actions will remediate the material weakness described above once implemented. However, the material weakness will not be considered remedied until the applicable remedial controls are implemented and operate for a sufficient period of time and management has concluded that these controls are operating effectively. Our management plans to continue to work with our audit committee to continue to identify and implement corrective actions, where required, to further improve our disclosure controls and procedures and internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Please refer to our recently filed Form(s) 10-12G/A as filed on March 25, 2011 with the Securities and Exchange Commission for this information.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: March 25 , 2011	By:	/s/ Brett Roper
Brett Roper
Interim Chief Financial Officer

Date: March 25, 2011	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer