Form 10-Q
period 2011-02-28
Chineseinvestors.com, Inc.
filed 2011-04-20
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

The Registrant has 37,016,697 shares of common stock outstanding as of April 18, 2011.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 28, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.Com, Inc.

BALANCE SHEETS

As of	(Expressed in U.S. Dollars)

	(UNAUDITED) February 28, 2011	May 31, 2010
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 1]	136,112	154,802
Accounts receivable, net [note 1]	5,211	8,251
Other current assets [note 1]	22,019	20,061
Total current assets	163,342	183,114
Property and equipment, net [note 4]	4,207	6,503
Website development, net [note 5]	62,662	62,446
Total assets	230,211	252,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	837	3,761
Deferred revenue [note 1]	279,637	279,159
Accrued liabilities [note 1]	41,130	42,979
Total current liabilities	321,604	325,899
Long-term deferred revenue [note 3]	5,199	8,015
Total liabilities	326,803	333,914

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Common stock authorized 80,000,000 common shares with a par value of $0.001 per share issued and outstanding 37,016,697 common shares	37,017	33,592
Additional paid-in capital	6,463,150	6,044,834
Foreign currency gain/loss	1,065	290
Deficit	(6,597,824)	(6,160,567)
Total stockholders’ equity	(96,592)	(81,851)
Total liabilities and stockholders’ equity	230,211	252,063

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Operating revenues
Subscription revenue	193,172	199,417	545,257	627,214
FOREX revenue	5,717	17,399	49,822	59,573
Advertising revenue	12,600	—	28,800	25,000
Total revenue	211,489	216,816	623,879	711,787

Cost of services sold	159,270	137,129	426,055	396,618

General and administrative expenses	175,009	123,151	573,032	528,714
Advertising expenses	22,200	75,104	62,050	178,071

Net (loss) for the quarter	(144,990)	(118,568)	(437,258)	(391,616)

Weighted average number of common shares outstanding – basic	34,250,579	40,425,757	34,250,579	42,891,999

Earnings (loss) per share - basic	(0.00)	(0.00)	(0.01)	(0.01)
Weighted average number of common shares outstanding – diluted	42,030,579	47,293,157	42,030,579	45,419,714
Earnings (loss) per share - diluted	(0.00)	(0.00)	(0.01)	(0.01)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended February 28,	(Expressed in U.S. Dollars)

	2011	2010

OPERATING ACTIVITIES

Net (loss) for the quarter	$(437,258)	$(391,616)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	10,738	19,037
Share based compensation	160,741	52,498
Deposits	(1,181)	784
Accounts receivable	3,040	5,409
Accounts payable	(2,925)	4,929
Other accrued liabilities	(4,187)	50,704

Net cash (used in) operating activities	(271,032)	(258,255)

INVESTING ACTIVITIES

Purchase of equipment	(8,658)	(8,798)

FINANCING ACTIVITIES
Proceeds from private placement	261,000	510,000
Purchase and Retirement of Shares	—	(262,500)
	261,000	247,500

Increase (decrease) in cash and cash equivalents	(18,690)	(19,553)
Cash and cash equivalents, beginning of quarter	154,802	314,882
Cash and cash equivalents, end of quarter	136,112	295,329

Supplemental disclosure of cash flow information
Cash paid for interest, net of interest capitalized	—	—
Cash paid for income taxes	—	—
Cash paid for China representative office tax	27,229	19,479

See accompanying notes

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial statements and instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for a full year. In connection with the preparation of the financial statements the Company evaluated subsequent events after the balance sheet date of February 28, 2011 through the filing of this report.

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended May 31, 2010 contained in our Form 10-12 G/A.

Liquidity and Capital Resources:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Cash Flows – During the quarter ended February 28, 2011, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common stock to fund its operations.

Cash flows used in operations for the nine months ended February 28, 2011 was $271,032, which represents an increase in cash used in operations for the comparable nine months ended February 28, 2010 of $258,255.  Increased general and administrative expenses and more expense related to the offering of securities are the primary reasons for this increase.

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

Capital Resources – As of February 28, 2011, the Company had cash and cash equivalents of $136,112 as compared to cash and cash equivalents of $154,802 as of May 31, 2010.

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

•	Financing - The Company's financing has been generated exclusively come from the United States. This indicates the functional currency is US dollars.

•
Expenses – The majority of expenses are paid in US dollars.  The expenses generated in China are paid with a monthly or weekly cash transfer from the US when the expenses are due, resulting in very little foreign currency exposure.  This indicates the functional currency is US dollars.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.  At certain times cash in bank may exceed the amount covered by FDIC insurance.  At February 28, 2011 and May 31, 2010, there were deposit balances in a US bank of $122,246 and $147,906, respectively.  In addition, the Company maintains cash balance in The Bank of China, which is a government owned Bank.  The full balance of the deposits in China is secured by the Chinese government.  At February 28, 2011 and May 31, 2010, there were deposits of $13,866 and $6,896, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk - The Company extends unsecured credit to its customers in the ordinary course of business.  Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account.  Revenue related to advertising and FOREX are regularly collected within 30 days of the time of services being rendered.  However, since these are ongoing contracts there has been no instance of failure to pay.  As of February 28, 2011 and May 31, 2010, the Company had accounts receivable of $5,211 and $8,251, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis.  As of February 28, 2011 and May 31, 2010, the Company determined that based on historically having no bad debt an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Other Current Assets – Other current assets is comprised of deposits and prepaid expenses in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at quarter end.  Other current assets were $22,019 and $20,061 as of February 28, 2011 and May 31, 2010, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $10,738 and $19,037 for the nine months ended February 28, 2011 and February 28, 2010, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets - In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of February 28, 2011.

Accrued Liabilities and Other Liabilities – Accrued liabilities and other liabilities are comprised of the following:

	November 30,	May 31,
	2010	2010

China Employee Salaries and Commissions Accrual	$29,354	$24,186
Representative Office Tax Accrual	7,640	7,568
Other Accruals	4,136	11,225
	$41,130	$42,979

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

Advertising Costs - Advertising costs are expensed when incurred. Advertising costs totaled $62,050 and $178,071 in the nine months ended February 28, 2011 and February 28, 2010, respectively.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Nine Months ended
	February 28, 2011	February 28, 2010

Stock Options	$2,500,000	$750,000
Total share based compensation expense	160,741	52,498

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at May 31, 2009	1,250,000	.00
Granted	4,080,000	$.04
Exercised	-	-
Forfeited or expired	-	-
Balance at May 31, 2010	5,330,000	.03
Granted	2,500,000	.10
Exercised	(1,250,000)	.00
Forfeited or expired	-	-
Balance at February 28, 2011	6,580,000	$.06

The following table presents information regarding options outstanding and exercisable as of February 28, 2011:

Weighted average contractual remaining term - options outstanding	3.00 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	6,580,000
Weighted average exercise price – options exercisable	$.05
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	3.80 years

As of February 28, 2011, future compensation costs related to options issued was $0.  During the nine months ended February 28, 2011, stock options were granted to the CEO; these options, generating an expense of $160,741, were recognized as an expense in the first quarter of 2011.  In addition, during the third quarter the Company issued 1,250,000 shares of common stock to the CEO related to a transaction in 2005 through 2007.  Due to the nature of the transaction, these shares were not due until the CEO requested they be issued.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.09%
Expected life of options	4
Annualized volatility	90.6%
Dividend rate	0%

3.	Stockholders' Equity:

At February 28, 2011 and May 31, 2010, the Company’s $.001 par value common stock authorized stands at 80,000,000 shares.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized but not issued.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation, and are comprised of the following:

	November 30,	May 31,
	2010	2010

Furniture & Fixtures	$25,250	$22,415
Leasehold Improvements	9,540	9,540
	34,790	31,955

Less: Accumulated Depreciation	30,583	25,452
	$4,207	$6,503

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates

Computer Equipment	3 years
Furniture & Fixtures	5 years
Leasehold Improvements	Term of the lease

Depreciation expense for the nine months ended February 28, 2011 and February 28, 2010 was $5,007 and $9,841, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	November 30,	May 31,
	2010	2010

Website Development Costs	$111,439	$105,616
Less: Accumulated Amortization	48,777	43,170
	$62, 662	$62,446

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 28, 2011 and February 28, 2010 was $5,731 and $9,196, respectively.

6.	Commitments and Concentrations:

The Company leases an apartment pursuant to a month-to-month lease for the use of the CEO and his family in Shanghai, China for a monthly rental of approximately $900.   This lease could be terminated at any time with no additional payments required.

Office Lease – During the first quarter of 2011 fiscal year the Company renewed their office lease for an additional two years ending September 30, 2013 resulting in the following future commitments, based on the exchange rate at February 28, 2011.

2011	$39,448
2012	$59,962
2013	$20,119

Concentrations – During the nine months ended February 28, 2011 and February 28, 2010, all the Company’s revenue was derived from its operations in China.

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

Private Placement Memorandum – During the third quarter of 2011, the Company commenced a private placement of up to $1,000,000 of its common stock at $.12 per share.  As of April 18, 2011, the Company had raised $389,000 through the sale of 3,241,667 shares of its common stock in that private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the notes to those statements included elsewhere in this registration statement on Form 10-12G/A. Additional risks of which the Company is not currently aware or which the Company currently deems immaterial could also cause the Company’s actual results to differ.

This report should be read in conjunction with our recently filed Form 10-12G/A with the Securities and Exchange Commission.

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

 Financial Tables and Explanations (ending February 28th)

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

	Expressed in USD		Expressed in USD

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Operating Revenues
Subscription Revenue	193,172	199,417	545,257	627,214
FOREX Revenue	5,717	17,399	49,822	59,573
Advertising Revenue	12,600	—	28,800	25,000
Total Revenue	211,489	216,816	623,879	711,787

Cost of Services Sold	159,270	137,129	426,055	396,616

General and Administrative Expenses	175,009	123,151	573,032	528,714
Advertising Expenses	22,200	75,104	62,050	178,071

Net (Loss) for the Quarter	(144,990)	(118,568)	(437,258)	(391,616)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year 2009 (in review)

While the Company posted losses for this annual period, it should be noted that there were additional expenses incurred of $445,000 for the purpose of pursuing a reverse merger opportunity. Additionally, we raised $490,000 during this annual period through a private placement of our stock as well as significantly increasing our advertising efforts to begin to grow our subscription income stream during the last four months of this annual period. We also incurred additional employment costs at our Arcadia, California offices during the last two quarters of this annual period as well as incurred additional legal and accounting expense as related to the private placement and its administration and shares fulfillment. While the monies raised in association with the private placement provided the Company with a better cash reserve, it continued to focus on brand awareness and spent significantly more on advertising than it had in the previous year. Additionally, and in accordance with the use of funds disclosure as noted within the private placement referenced the Company invested additional funds into development of its sales and service infrastructure (Shanghai, China Representative Office).

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

Annual Expenses

Cost of Goods (Services) Sold:  The cost of services sold increased from $255,157 to $426,633 from FY 2009 to FY 2010 as expected with the increase in revenue.  This category of expenses primarily consists of the cost of the Shanghai, China operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin improves.  As the Company experienced sales growth from approximately $560,000 to $834,000; this 6.8% increase in profit margin is expected and as revenues continue to grow this margin is expected to continue to improve.

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

In November of 2009, the Company purchased a note held by Hollingsworth LLC, a past majority shareholder for $112,500. The note was related to a purchase of Hollingsworth LLC’s interests in the Company by Leon J. Sabean, a shareholder in October of 2005.

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

Nine Month Comparison, FY 2010 to FY 2011

Subscription Revenues: Revenues in the first nine months of FY 2011 declined from $627,257 in FY 2010 to $545,257 in FY 2011 due to a decrease in advertising investment. As cash reserves decrease we have reduced expenses where possible. As the capital raise continues the Company plans to increase our advertising investment as well as sales promotions and are expecting to see subscription revenues increase.

FOREX Revenue:  FOREX revenues decreased in the first nine months of FY 2011 from $59,573 in FY 2010 to $49,822 in FY 2011.  These revenues are generated based upon the trade activity level of current subscribers.  The Company has contracted with an unrelated party to which they provide basic support services.  Revenue levels related to FOREX fluctuate during the course of the year based upon trade volume that accounts the Company set up generate.  In the most recent quarter the Forex market experienced a sharp decline as the government increased restrictions on trading on margin reducing it from 100% to 50%.

Advertising Revenue: Advertising revenues increased from $25,000 in the first nine months of FY 2010 to $28,800 for the related period of 2011.  We expect revenues in this category to grow throughout the balance of FY 2011 as our web site metrics and advertiser results continue to improve (various metrics including click through rates, etc. will provide greater value to our advertisers and allow us to increase our sales in this area).

Overall Revenue: We note that our overall revenue dropped from $711,787 (FY 2010) to $623,879 (FY 2011) due to a general fall off in subscription services and a Forex revenue decline.

Expenses

Costs of Goods (Services) Sold: As the Company experienced an increase in these related expenses in FY 2010, they expanded their operations in China to support the increased sales volume as well as customer service and content delivery requisites noting that most of these sales will be fulfilled over a three to twelve month time period.  As our subscription sales fell off, $627,214 in the first nine months of 2010 to $545,257 in the same period of 2011, the costs remained somewhat elevated resulting in a substantial decrease to the Company’s gross profit margin from 44% to 32%. As we implement plans to increase sales this margin is expected to increase.

General & Administrative Expenses: The Company had general and administrative expenses of $573,032 in the first nine months of 2011 compared to $528,714 in the similar period in FY 2010.  The increased costs were primarily due to the additional professional cost of becoming a public company.

Advertising Expenses:  The Company continued to maintain lower advertising expenditures.  The Company expects to increase advertising upon completion of planned sale of Company stock in fiscal year 2011.

Net Losses:  The Company’s net losses in the first nine months of 2011 were $437,258 as compared to $391,616 loss in a similar period for FY 2010.  This increase in net loss is primarily due to the decrease in subscription revenue and higher general and administrative experienced in that same period.

Liquidity

The Company is currently addressing its liquidity issue(s) by continually building upon its revenue generation subscription service products, increasing its advertising based revenues (as discussed) and by seeking investment capital through a private placement of common stock. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on such sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations.  Through the third quarter of 2011 the Company had raised $261,000 through the sale of stock.

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

Item 4. Controls and Procedures.

In our recently filed Form 10-12G/A with the Securities and Exchange Commission for this information we noted the following as it relates to material weakness:

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

As disclosed in our Form 10-12G/A the Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the issuance date of that filing and it is our conclusion that these remain ineffective as of the date of this filing.

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

Although the Company has implemented changes in internal controls over financial reporting described below and performed additional analysis and reviews in connection with the preparation of the financial statements and disclosures in this Form 10-Q, our management concluded that these controls were not operating for a sufficient amount of time to conclude that our internal controls over financial reporting were effective as of February 28, 2011.

In order to further enhance our internal controls, management is currently working with our audit committee to identify and implement corrective actions to improve our disclosure controls and procedures and our internal controls. During the course of the third quarter the Company hired a consultant to produce internal control recommendations for their consideration.  In addition the audit committee determined that they would add financial controls to the current staff to oversee the internal controls on an ongoing basis.  We believe these actions will remediate the material weakness described above once implemented. However, the material weakness will not be considered remedied until the applicable remedial controls are implemented and operate for a sufficient period of time and management has concluded that these controls are operating effectively. Our management plans to continue to work with our audit committee to continue to identify and implement corrective actions, where required, to further improve our disclosure controls and procedures and internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Please refer to our recently filed Form(s) 10-12G/A with the Securities and Exchange Commission for this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2011 the Company raised $389,000 through the sale of 3,241,667 shares of commons stock at $.12 per share.  The proceeds from the sales of these stocks were used to fund the Company’s ongoing operating losses and the costs associated with becoming a publicly traded company.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 18, 2011	By:	/s/ Brett Roper
Brett Roper
Secretary of the Board of Directors

Date: April 18, 2011	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer