Form 10-Q/A
period 2010-11-30
Chineseinvestors.com, Inc.
filed 2011-04-27
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.  3
FORM 10-Q/A

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant has 37,016,697 shares of common stock outstanding as of April 27, 2011.

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

These financial statements should be read in conjunction with our financial statements and the notes thereto for the fiscal year ended May 31, 2010 contained in our Form 10-12G/A.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Six Months ended
	November 30, 2010	November 30, 2009

Stock Options	$2,500,000	$750,000
Total share based compensation expense	160,741	52,498

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at May 31, 2009	-	-
Granted	5,280,000	$.03
Exercised	-	-
Forfeited or expired	-	-
Balance at May 31, 2010	5,280,000	.03
Granted	2,500,000	.10
Exercised	-	-
Forfeited or expired	-	-
Balance at November 30, 2010	7,780,000	$.05

The following table presents information regarding options outstanding and exercisable as of November 30, 2010:

Weighted average contractual remaining term - options outstanding	3.74 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	2,695,000
Weighted average exercise price – options exercisable	$.04
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	3.75 years

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

Private Placement – During the third quarter of 2011, the Company commenced a private placement of up to $1,000,000 of its common stock at $.12 per share.  As of April 27, 2011, the Company had raised $389,000 through the sale of 3,241,667 shares of its common stock in that private placement.

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

This report should be read in conjunction with our recently filed Form(s) 10-G/A with the Securities and Exchange Commission.

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

We currently offer a variety of subscription services including 1) VIP Golden Membership, 2) Education Materials (Video Training), 3) Option Investment & Trading, 4) US Market Megatrend Software, 5) China Market Megatrend Software, 6) FOREX (Foreign Currency Exchange), 7) Dark Horse, 8) Chinese Momentum Stock, 9) Analysis on News and earnings Internet Concept Stocks, and 10) The Five Most-Bullish Stocks as well as various free analysis and research tools.  Current details regarding these services may be found in our Form 10-12G/A.

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

Plan of Continued Operations

As already noted herein as well as within our relative SEC documents (as filed), we have initiated a private placement of our stock to insure the company has adequate cash to meet its continuing obligations as well as expand its business (as discussed in our Form 10-12G/A) in China into the education sector.  It is our intent to focus on continuing to build our subscription and advertising revenues through focused advertising as well as seminars and to add to that mix an educational services platform offered in a classroom as well as online setting.

The Company plans to continue to meet all of its obligations as well as conform with all of the requirements of becoming a public company while increasing its market presence as well as services offering spectrum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

The Company’s Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the Quarter ended and the issuance date of this filing.

We have identified material weaknesses in our internal controls over financial reporting. More specifically, the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. We also do not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP financial statements consistent with being a public company.

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

In order to further enhance our internal controls, management is currently working with our audit committee to identify and implement corrective actions to improve our disclosure controls and procedures and our internal controls. Specifically, the Company is currently evaluating the controls currently in place and a plan of action to add additional controls and expertise as necessary to correct the problems identified. The company has hired an internal control consultant to implement these corrective actions and is considering hiring a Controller to further segregate duties within the company. We believe these actions will remediate the material weakness described above once implemented. However, the material weakness will not be considered remedied until the applicable remedial controls are implemented and operate for a sufficient period of time and management has concluded that these controls are operating effectively. Our management plans to continue to work with our audit committee to continue to identify and implement corrective actions, where required, to further improve our disclosure controls and procedures and internal controls.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 27, 2011	By:	/s/ Brett Roper
Brett Roper
Interim Chief Financial Officer

Date: April 27, 2011	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer