Form 10-Q/A
period 2011-02-28
Chineseinvestors.com, Inc.
filed 2011-04-27
CIK 1459482

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

The Registrant has 37,016,697 shares of common stock outstanding as of April 27 , 2011.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 28, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.Com, Inc.

BALANCE SHEETS

As of	(Expressed in U.S. Dollars)

	(UNAUDITED) February 28, 2011	May 31, 2010
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 1]	136,112	154,802
Accounts receivable, net [note 1]	5,211	8,251
Other current assets [note 1]	22,019	20,061
Total current assets	163,342	183,114
Property and equipment, net [note 4]	4,207	6,503
Website development, net [note 5]	62,662	62,446
Total assets	230,211	252,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	837	3,761
Deferred revenue [note 1]	279,637	279,159
Accrued liabilities [note 1]	41,130	42,979
Total current liabilities	321,604	325,899
Long-term deferred revenue [note 3]	5,199	8,015
Total liabilities	326,803	333,914

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Common stock authorized 80,000,000 common shares with a par value of $0.001 per share issued and outstanding 37,016,697 common shares	37,017	33,592
Additional paid-in capital	6,613,150	6,044,834
Foreign currency gain/loss	1,065	290
Deficit	(6,747,824)	(6,160,567)
Total stockholders’ equity	(96,592)	(81,851)
Total liabilities and stockholders’ equity	230,211	252,063

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Operating revenues
Subscription revenue	193,172	199,417	545,257	627,214
FOREX revenue	5,717	17,399	49,822	59,573
Advertising revenue	12,600	—	28,800	25,000
Total revenue	211,489	216,816	623,879	711,787

Cost of services sold	159,270	137,129	426,055	396,618

General and administrative expenses	325,009	123,151	723,032	528,714
Advertising expenses	22,200	75,104	62,050	178,071

Net (loss) for the quarter	(294,990)	(118,568)	(587,258)	(391,616)

Weighted average number of common shares outstanding – basic	34,250,579	40,425,757	34,250,579	42,891,999

Earnings (loss) per share – basic	(0.01)	(0.00)	(0.02)	(0.01)
Weighted average number of common shares outstanding – diluted	42,030,579	47,293,157	42,030,579	45,419,714
Earnings (loss) per share – diluted	(0.01)	(0.00)	(0.01)	(0.01)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended February 28,	(Expressed in U.S. Dollars)

	2011	2010

OPERATING ACTIVITIES

Net (loss) for the quarter	$(587,258)	$(391,616)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	10,738	19,037
Share based compensation	310,741	52,498
Deposits	(1,181)	784
Accounts receivable	3,040	5,409
Accounts payable	(2,925)	4,929
Other accrued liabilities	(4,187)	50,704

Net cash (used in) operating activities	(271,032)	(258,255)

INVESTING ACTIVITIES

Purchase of equipment	(8,658)	(8,798)

FINANCING ACTIVITIES
Proceeds from private placement	261,000	510,000
Purchase and Retirement of Shares	—	(262,500)
	261,000	247,500

Increase (decrease) in cash and cash equivalents	(18,690)	(19,553)
Cash and cash equivalents, beginning of quarter	154,802	314,882
Cash and cash equivalents, end of quarter	136,112	295,329

Supplemental disclosure of cash flow information
Cash paid for interest, net of interest capitalized	—	—
Cash paid for income taxes	—	—
Cash paid for China representative office tax	27,229	19,479

See accompanying notes

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation:

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

Accrued Liabilities and Other Liabilities – Accrued liabilities and other liabilities are comprised of the following:

	February 28,	May 31,
	2011	2010

China Employee Salaries and Commissions Accrual	$29,354	$24,186
Representative Office Tax Accrual	7,640	7,568
Other Accruals	4,136	11,225
	$41,130	$42,979

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Nine Months ended
	February 28, 2011	February 28, 2010

Stock Options	$3,750,000	$750,000
Total share based compensation expense	310,741	52,498

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at May 31, 2009
Granted	4,080,000	$.04
Exercised	-	-
Forfeited or expired	-	-
Balance at May 31, 2010	4,080,000	.04
Granted	3,750,000	.10
Exercised	1,250,000	.00
Forfeited or expired	-	-
Balance at February 28, 2011	6,580,000	$.06

The following table presents information regarding options outstanding and exercisable as of February 28, 2011:

Weighted average contractual remaining term - options outstanding	3.87 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	1,717,625
Weighted average exercise price – options exercisable	$.07
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	3.84 years

As of February 28, 2011, future compensation costs related to options issued was $0 because all options have been expensed in full because there is no future benefit to the company for these options.  During the nine months ended February 28, 2011, 3,750,000 stock options were granted to the CEO; these options, generating an expense of $310,741, were recognized as an expense with $160,741 being recognized in the first quarter of 2011 for 2,500,000 options issued and $150,000 being recognized in the third quarter of 2011 for 1,250,000 options issued.  2,500,000 options were granted by the board to the CEO in the first quarter and the remaining 1,250,000 options were granted by the compensation committee and the board in the third quarter.

For the third quarter options granted these are a result of the board choosing to issue options in lieu of previous options that had expired in fiscal year 2007. During FY 2007 the Company and the CEO, Warren Wang had agreed to let 1,250,000 options that he had been granted to him in FY 2005 to expire.  When they allowed them to expire they agreed to reinstate and then grant the 1,250,000 shares within 30 days of the Company’s Form 10 becoming effective with the SEC which occurred during the third quarter. Because documentation of this previous agreement and the previous options issued and the option extension is inadequate it was the recent decision of the board, audit committee and the compensation committee to formally issue these current options in lieu of the previous options since the previous options have expired under the original agreement and no board minutes or documentation of the prior agreement to extend the options exists. Consequently, for the third quarter the Board and the Compensation Committee have approved the issuance of these options to the CEO with a $1 total exercise price for the CEO. The CEO chose to exercise these options in the third quarter. Compensation expense for these options under Black-Scholes is $150,000 and is booked in the third quarter.

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

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation, and are comprised of the following:

	February 28,	May 31,
	2011	2010

Furniture & Fixtures	$25,250	$22,415
Leasehold Improvements	9,540	9,540
	34,790	31,955

Less: Accumulated Depreciation	30,583	25,452
	$4,207	$6,503

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates

Computer Equipment	3 years
Furniture & Fixtures	5 years
Leasehold Improvements	Term of the lease

Depreciation expense for the nine months ended February 28, 2011 and February 28, 2010 was $5,007 and $9,841, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	February 28,	May 31,
	2011	2010

Website Development Costs	$111,439	$105,616
Less: Accumulated Amortization	48,777	43,170
	$62, 662	$62,446

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

Private Placement Memorandum – During the third quarter of 2011, the Company commenced a private placement of up to $1,000,000 of its common stock at $.12 per share.  As of April 27 , 2011, the Company had raised $389,000 through the sale of 3,241,667 shares of its common stock in that private placement.

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

 Financial Tables and Explanations (ending February 28th)

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

	Expressed in USD		Expressed in USD

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Operating Revenues
Subscription Revenue	193,172	199,417	545,257	627,214
FOREX Revenue	5,717	17,399	49,822	59,573
Advertising Revenue	12,600	—	28,800	25,000
Total Revenue	211,489	216,816	623,879	711,787

Cost of Services Sold	159,270	137,129	426,055	396,616

General and Administrative Expenses	299,082	123,151	697,105	528,714
Advertising Expenses	22,200	75,104	62,050	178,071

Net (Loss) for the Quarter	(269,063)	(118,568)	(561,331)	(391,616)

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

General & Administrative Expenses: The Company had general and administrative expenses of $573,032 in the first nine months of 2011 compared to $528,714 in the similar period in FY 2010.  The increased costs were primarily due to the additional professional cost of becoming a public company as well as $310,741 in stock based compensation expense.

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