Form 10-K
period 2011-05-31
Chineseinvestors.com, Inc.
filed 2011-08-29
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File Number: 0-28599

CHINESEINVESTORS.COM, INC.
(Exact name of registrant as specified in its charter)

Indiana	91-2008633
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
411 E. Huntington Drive #107-228, Arcadia, CA 91006
(Address of principal executive offices, including zip code)

(303) 345-1262
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	None

Securities registered pursuant to Section 12(g) of the Act: All Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 29, 2011, there were outstanding 42,954,927 shares of the issuer’s common stock, par value $.001 per share. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the issuer are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the issuer.

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED MAY 31, 2011

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Our actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. “Risk Factors.”

Part I

NOTE: When we use the term(s) “we,” “us,” “our” and “the Company,” we mean ChineseInvestors.com, an Indiana Corporation.

Item 1. Business.

1.a.) General Development of Business.

ChineseInvestors.com, an Indiana corporation, was incorporated on January 6, 1997 in the State of Indiana under the corporate name “MAS Acquisition LII Corp.” Prior to June 12, 2000, the Company was a ‘blank check’ company seeking a business combination with an unidentified business.

On June 12, 2000, we acquired 8,200,000 shares of common stock, representing 100% of the outstanding shares of Chineseinvestors.com, Inc., which was incorporated in the State of California on June 15, 1999. In connection with this acquisition, Aaron Tsai, our former sole officer and director, was replaced by Chineseinvestors.com, Inc.’s officers and directors.

The stockholders of Chineseinvestors.com, Inc. were issued 8,200,000 shares of our common stock, or approximately 96% of our total outstanding common shares after giving effect to the acquisition. Chineseinvestors.com, Inc. became a wholly owned subsidiary and we changed our name to Chineseinvestors.com, Inc.  Immediately prior to the acquisition of Chineseinvestors.com, Inc., MAS Capital Inc. returned 8,200,000 shares of common stock for cancellation without any consideration. The purpose of this reorganization of Chineseinvestors.com, Inc. was to increase the number of stockholders in anticipation for the development of a secondary trading market for the shares of our common stock which has been substantially delayed due to various market as well as internal conditions.

Chineseinvestors.com, Inc. was established as an ‘in language’ (Chinese) financial information web portal, offering various levels of information relative to the US Equity and Financial Markets as well as certain other specific financial markets (including China A Shares, FOREX, etc.). Over the years, various informational components have been added and the general content improved as the Company continues to derive the majority of its income from various subscription services it offers to its customers.  We offer subscription services to provide education about investing and news and analysis on the stock market as well as news about particular stocks that we are following.  Nevertheless, we do not provide our subscribers with individualized investment advice and never have investment discretion over any subscriber’s or site visitor’s funds.

Chineseinvestors.COM, Inc. has been in continuous operation since July of 1999 using the web domains (uniform resource locators) of www.chineseinvestors.com and www.chinesefn.com.

We established a Representative Office business presence in Shanghai, China in late 2000 from which we could fulfill most of our support types of service and have a leased office presence in Shanghai as well as in Arcadia, California.  The Representative Office in China is wholly-owned and registered to the Company.

The mission of a Representative Office is to act as a liaison between the home office and trade organizations or related industries in China.  Representative offices often engage in market research, establish contacts with prospective customers and partners, and provide support services for the home office’s operations.   The representative office is not a separate legal entity; rather it is operating in China as a branch of the Company.

More specifically, over the past five (5) years we have focused on the continued development of financial market segment information services (in Chinese character sets) offered in a subscription services format as a primary source of income. We have found that providing real time information in Chinese character sets is an underserved marketplace and that we have become an internet site for those seeking information in this particular market segment.

In early 2010, the Company began to prepare the necessary documents and information needed for a Form 10 submission. In particular, we have retained the firm of B F Borgers CPA PC to be our independent auditor.

We filed our Form 10/12G on or about November 29, 2010 with the SEC and responded to all comments, receiving our letter of acknowledgement and completion of that process on or about June 10, 2011. During the interim time period we filed all documents as required by the SEC relative to amendments, 10Q’s, 8K’s, and revisions thereto.

We began a search for a Market Maker in early 2011, eventually selecting Glendale Securities having offices in Sherman Oaks, California.

As of May 2011, the Company employed 35 persons in our Shanghai Office including our CEO and Office Manager in a variety of operational capacities.   Of these persons, 32 are full time and 3 are part time.

1.b.) Shareholder, Company, and Material Events Recap.

In November 2009, the Company completed a private placement of stock that started in December, 2008. We raised a total of one million dollars in that private placement. In addition, the Company initiated work to compile the financial statements and data that would eventually be used in the generation of its Audited Financial Statements.

In December of 2009, the Company purchased a note held by Hollingsworth LLC, a past majority shareholder   for $112,500. The note was related to a purchase of Hollingsworth LLC’s interests in the Company by “Sabean” (hereafter referred to as “Sabean”), a shareholder in October of 2005 (as noted in our prior disclosures).

In January 2010, the Company repurchased 13,451,461 shares from “Sabean” in consideration of a payment of $150,000, forgiveness of the note receivable owed by “Sabean” (via the Hollingsworth LLC interests as purchased in October of 2005), and through the issuance of 2,500,000 stock options. The Company then retired these shares to treasury reducing the total number of shares outstanding accordingly.

In April of 2010 and with Mr. Myers earlier resignation in March of 2009, the Board of Directors had been seeking a new independent member for the Board of Directors, as it anticipated filing a Form 10 registration statement in an effort to become a public reporting company later in the year.  On April 30, 2010, James S. Toreson was appointed to the Board of Directors.  The Board of Directors felt that Mr. Toreson’s general corporate experience and past service with the Company (Interim CEO from March 2002 through March 2003) qualified him as an excellent choice for its 1st independent director.  Mr. Toreson was originally nominated by Hollingsworth LLC as a condition of their participation and purchase of stock as noted but Mr. Toreson has not been affiliated with the Hollingsworth or its principals since January of 2003.

On June 26, 2010, the Company held an annual meeting of its shareholders for prior years as needed as well as for Fiscal Year 2010 in Arcadia, California.   Mr. Wang, Mr. Roper, and Mr. Toreson were elected to full terms as directors at the meeting for the current fiscal year ending May 31, 2011.

The Company filed a Regulation D offering in January of 2011.  The proceeds of the private placement will be focused on continuing our growth.  As of May 2011 we had raised $525,000 through the sale of 4,375,002 shares of common stock at $0.12 per share, adding 17 new shareholders resulting in a total of 352 shareholders of record. We are not using a broker-dealer to sell our shares.

In June 2011 the Company elected to increase the target amount raised within the Regulation D offering to $1.5M and subsequently stickered the PPM, noting the increase from one million to one and one half million dollars.

As of August 29, 2011 the Company had raised $1,069,000 through the sale of 8,908,335 shares of its common stock to 27 accredited investors.

In August of 2011, the Company repurchased 5,170,106 shares and retired 2,500,000 options belonging to “Sabean” in consideration of a payment of $250,000 that included certain repayment terms and conditions.As of August 3, 2011 “Sabean” is no longer a shareholder in the Company.

1.c.) General Company Information.

Market and Market Prospects

The Company’s primary market focus is on the segment of the Chinese population (both US and abroad) that does not have adequate English language reading and or speaking skills but who wish to participate in the various financial markets that typically do not offer real time ‘in-language’ information from an investment and or general information perspective. With the emergence of a Chinese middle class as well as those who have had wealth transferred to them, there appears to be a continuing expansion of interest by the Chinese public in the general financial and securities marketplace as a whole.

The Company

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in the Chinese language. Our services are mainly offered to Chinese speaking individuals, offering several types of subscription-based services and serve various types of investors and traders as depicted in our Subscriber Services offering(s) shown herein. Market coverage includes the general range of US financial markets, Chinese A Shares, and the FOREX market.

The Company has worked toward establishing its web presence. Due to the lack of site use information in competitor companies and based upon our web site access metrics; the Company must acknowledge that while it has a substantial public audience, it is difficult to ascertain exactly where any specific leadership position lies and therefore can make no definitive statement as to an overall position of our website and presence within our specific marketplace.

With our screen layout and menu options, we display our research tools in a manner designed for ease of use. The content and technology comprising our integrated information platform is also designed to be adaptable so that as we develop new research tools and adopt new content and features, these new research tools, content and features can be easily integrated with our existing platform.

Our service offerings permit users to subscribe to several of our service packages and we have over 1,000 active paying subscribers. Our registered users are Internet users who maintain a registered account with either www.chinesefn.com or www.chineseinvestors.com.

Our website presents analysis, commentary, and computer generated quantitative analysis to provide our subscribers and users with a broad view of the world financial markets. We do not attempt to convince our users to buy or sell any securities or to invest in any specific investments. We believe our subscribers and users view us as an unbiased provider of financial information. A substantial portion of our revenue is derived from the annual and monthly subscription fees charged for our service offerings. We receive subscription fees at the beginning of the subscribers’ subscription periods noting that the related revenue is deferred over the specific subscription period(s).

To facilitate the offering of our services the Registrant has five full time editorial staff members.  Each staff member is a graduate of a college or university in China and is fluent in English.  These staff members monitor CNBC, Bloomberg and other sources of financial news for developments on the stocks being tracked.  They do in fact listen to conference calls conducted by the management of the tracked stocks, but do not ask questions.  The staff members translate the news, developments and their notes and provide that information to the subscribers.  The stocks tracked are generally large capitalization stocks traded on the NYSE or NASDAQ-NMS.  Companies are selected based on industry and market segment.  The individual Registrant periodically selects and or drops the companies being tracked.

Our Subscription Services

A substantial portion of our revenue is derived from the annual and monthly subscription fees charged for our service offerings. We receive subscription fees at the beginning of the subscribers’ subscription periods and defer these fees over the period in which the revenue is earned. Membership Services include, but are not limited to, the following:

VIP Golden Membership Subscription Services

Our registered VIP Golden Members enjoy the following services; 1) timely and important information about US-listed companies; 2) real-time analysis and tracking of the US stock market quotations; 3) trend analysis of the overall market and individual sectors; and 4) access to a sample investment portfolio selected by the Company for educational simulation relative to individual stock research as well as real-time trading demonstrations of various trading techniques.  We typically follow and provide analyses for large capitalization companies listed on the New York Stock Exchange (NYSE) and the NASDAQ® National Market System (NASDAQ-NMS).  This service also includes access to various other services including our Market Hotspot Report (this report provides current as well as historical performance information on active issues as well as sectors within the US Marketplace), Intraday Market Analysis (after close), Weekly Market Commentary, etc.

Our VIP service offers educational demonstrations through which our editors illustrate basic rules and skills to our subscribers as a group on how to evaluate various investments through fundamental and technical analysis.  We do not provide this service to individual subscribers to help them make personal investment decisions. This service is intended to teach subscribers how to use technical analyses to invest in and trade stocks.

In our VIP Golden Membership Subscription Services, subscribers can input the market news, their own views, or other information, and share the results with other subscribers in an open forum format.  However, we do not offer a function that allows members to input specifics such as their current net worth, risk sensitivity, investment objectives and time frame that would then generate investment suggestions.  This would be a financial planning function that we are not permitted to provide as we do not provide investment advice.

At the time of publication, our editors may or may not hold the securities that are identified for use as part of an example portfolio.  This portfolio can change its holdings at any time and the results of the analysis of the individual components of the portfolio are reflected in our updates. Under no circumstances does the information in our services represent a recommendation to buy or sell stocks.

Education Materials (Video Training), Stock Investment

These training materials are offered in a CD/DVD format and are shipped to the purchaser immediately upon purchase and include 1) fundamentals critical to a consistent investment strategy, 2) what to look for in creating a fundamental analysis, 3) how to spot various trading opportunities, 4) how to find swing trading opportunities for individual stocks, 5) what is position trading and holding time analysis.  In addition we also provide evaluations as well as analyze all the sample shareholdings and volatile stocks in our sample portfolio.  In this way we strive to help you understand why you may be making certain moves so that you can learn various rationales and strategies, thus becoming a better investor. These educational materials are based upon historic performance information and do not provide advice on current potential investments, but rather provide an educational point of reference only.

Option Investment & Trading Subscription Services

This program includes 1) instructional analysis for Market Index Option Trading, 2) instructional analysis for Stock Option Trading, 3) instruction and analysis for long term Stock Option Trading, 4) introductory articles for Options, 5) real-time market education and analysis, 6) pre-market analysis of three stock indexes daily chart analysis of the Dow-Jones Industrial average, the NASDAQ index and the Standard & Poor’s index with our views and outlook for the three index options including a sample daily tracking of option portfolio, etc.

US Market Megatrend Software

This product integrates a US Stock Market real-time stock trading simulation that focuses on providing educational fundamentals utilizing historical samples and trends.  This product is not tailored to individual investors’ particular portfolios, but purely on market factors.  Based on the Wall Street investment philosophy of “From the Overall Market to Sectors to Individual Stocks” our educational and research support team work to provide to provide a superior experience to our subscribers.  This simulation software releases sample signals to buy and sell by tracking over 9,000 US stocks and certain indexes and repeatedly researching, calculating and analyzing them. With this simulation software investors will become more comfortable with anticipating market fluctuations and be able to make more analytical based investment decisions based upon certain market signals.  The system is able to promptly identify potentially profitable sectors and individual shares into which main market capitals flow; thereby helping investors identify stock with growth potential based upon consecutive increases in value and the intermediate-priced and low-priced shares that would indicate a stocks' ability to increase in value.   Its goal is to help investors gain the initiative to benefit from stock fluctuations.

This software is designed to portray a generic mathematical investment model that highlights all companies that fall into a certain mathematical category characterization based upon other publicly available performance factors.  This model is explained and the companies highlighted are available to all subscribers and is not set up to generate specific advice to individual subscribers.

China Market Megatrend Software

Similar to the US Markets based product, this product integrates a China A-Shares real-time stock trading simulation that focuses on providing educational fundamentals utilizing historical samples and trends.

FOREX (Foreign Currency Exchange) Subscription Services

Offering services including 1) a daily FOREX Headline, 2) a daily Video FOREX Market Analysis, 3) educational alerts for our training sample portfolio transactions, 4) a daily comment(s) review of key FOREX activity, etc.

Dark Horse Subscription Services

The Dark Horse column focuses on the US-listed small-cap stocks (with trading caps below 100 million shares); a place where investors from novices to professionals come to for ideas on which companies demonstrate certain characteristics indicating growth even in a challenged economy.   This is a subscription based service that analyzes individual stocks and provides an experienced investor’s opinion to all members of the service on various companies.  This analysis does not provide individual investment advice but rather provides an outlook as to the company’s current and potential performance to the entire group.   The Dark Horse research staff spends time daily researching small-cap stocks (virtually all of which are listed for trading on the NYSE or NASDAQ-NMS) to identify those issues with advancement potential based upon various commonly used measurement metrics every week from more than 9,000 US-listed stocks for the service's model portfolio.

Research reports on Dark Horse Stocks include a detailed analysis for those stocks where/when the price reaches a potential entering point, key business backdrop, market potential of the subordinated sector, fund statement of top-10 shareholders, ratings by boutique firms as well as the earnings per share, P/E ratio and P/B ratio (price to earnings and price to book value) of any of those stocks would be included in the reports.  The Company selects four to ten stocks periodically for inclusion on the watch list.  Our staff monitors news, analysts’ calls, reported trades by material shareholders and other persons required to publicly report trades, press releases and provides analysis and alerts to subscribers.  Tracking of Dark Horse Model Portfolio Stocks subscribers are alerted to the release of reports on traded stocks from broker-dealers and important news releases and our analyses of the material developments for the tracked Dark Horse stocks are provided as well.  All the news related to the model portfolio stocks is provided in timely manner while the potential influences price fluctuation of the stock is also analyzed.   Dark Horse Model Portfolio Performances (Profit and loss conditions of the portfolio) are shown in a table, price movements of model portfolio updated daily, and the yield conditions of the model portfolio is therefore clearly displayed.

   China Momentum Stock Subscription Services

China Momentum Stocks refer to those companies listed on a US Exchange but founded in China. These stocks are studied separately because the Chinese companies have their own unique features, thanks to the rapid economic development of China. Therefore the trading skills required to understand these securities and their issuers are different from those needed to trade successfully in other stocks.   This column focuses on the Chinese companies that go public in the USA through an IPO, exclusive of reverse mergers and OTC up-lists (up-lists onto the OTC).

•	Information about Chinese Stocks and analysis of relevant ETF’s
•	Daily analysis on China Momentum stocks
•	Trading Updates on Chinese Concept Stocks
•	China Momentum Stock
•	China Momentum Stock Watch List Portfolio
•	Tracking and analysis on China Momentum Stocks
•	Earnings Forecasts of Chinese Concept Stocks and related analysis

Key Introduction to Small-Cap Chinese Concept Stocks

Detailed analysis reports are provided for those stocks of which the price reaches a proper entering point. Key business backdrop, market potential of the subordinated sector, market potential of the sector, fund statement of top-10 shareholders, ratings by boutique firms as well as the earnings per share, P/E ratio and P/B ratio (price to earnings and price to book value)of any of those stocks would be included in the reports, while the comparison with data of peer stocks would also be analyzed at the same time, technical supports (usually buying points) and resistances (usually selling points) of the charts are also included in the reports.

Analysis on News and earnings Internet Concept Stocks Subscription Services

This service provides tracking and comments relative to boutique firms and conference calls related to stocks on hold or on track.  It also provides tracking and analysis relative to Internet concept stock indices (such as HHH), conducted in a timely manner so that the overall trends of the Internet Concept Stock sector become more defined.  Sample videos are provided for Members every month.

The Five Most-Bullish Stocks Subscription Services

The Five Most-Bullish Stocks selects 5 large-cap stocks every year from more than 9000 companies trading in the U.S. Those stocks cover hottest sectors such as gold, energy, finance, restaurants and technology.  Information for these stocks include:

•	Tracking and analysis
•	Analysis in depth
•	Trading Portfolio
•	Trading Reminds
•	Institutional Holdings
•	Interior exchanges

General Content Production

To facilitate the offering of our services the Registrant has five full time editorial staff members.  Each staff member is a graduate of a college in China.  Each is fluent in English.  The staff members monitor CNBC, Bloomberg and other sources of financial news for developments on the stocks being tracked.  They do in fact listen to conference calls conducted by the management of the tracked stocks, but do not ask questions.  The staff members translate the news, developments and their notes and provide that information to the subscribers.  The stocks tracked are generally large capitalization stocks traded on the NYSE or NASDAQ-NMS.  Companies are selected based on industry and market segment.  The Registrant periodically selects or drops the companies being tracked.

General Advertising Services

The Company provides website based advertising services in the form of various types of advertising as may be observed throughout the website.

Free Analysis and Research Tools

We also provide a free stocks and research tool to its customers including the following services:

1.	Price charts of relevant stocks as well as the price and volume changes of the day.

After the ticker of a specific stock is searched on the chinesefn.com website, the price chart of a certain period (today, 5d, 1m, etc) will be displayed with clear information of price movement, volume change as well as the highest and lowest points of 52 weeks. Dividend payment information will also be provided.

2.	News updates for relevant stocks.

News updates including the latest boutique firm ratings, company earnings, conference calls, merger and acquisition activity, as well as other information that may influence the price movements of relevant stocks are also provided for free.

Planned Additional Education Services

We plan to continue to expand our presence in China through the establishment additional related services that will likely be provided by third party vendor(s) working directly with us.  The Company has not as of yet identified such potential relationships but is working on updating its formal business strategy and plans to identify such potential third party or other partners prior to publishing its curricula.

We plan to substantially increase our presence in the US as well as China, expanding our educational training and seminar products substantially.

We believe that we have the requisite blend of experience and technical skills related to financial market awareness and content publication to develop a series of course devoted to investor education and offered in the Mandarin language.  Based on the demands of individuals both in China and outside China as well as on the structure and features of the financial markets we anticipate we will be able to substantially increase our presence and revenues once we are able to offer services within China (Peoples Republic of China).

These courses will range in content providing basic knowledge and practical trading skills.  They will be coupled with training in the use of digitalized, randomized, and quantified analyses for stock trading analysis and trading; helping the participants to be more skillful in practical trading as they progress through the course work.

Courses will also provide a number of actual cases and samples focusing on formal trading practice as well as the practical trading practices of experts that can be shared.  The course will also provide valuable real world experience from which to develop the participants’ own style of trading.

We are also planning to set up new education service locations within China in Shanghai, Wenzhou, Hangzhou, Nanjing, Ningbo, Beijing and Shenyang, so as to promote the business of investment education.

News

Our news feature allows users to search and view breaking economic and financial news and information from around the world. Through our website content, our subscribers can access timely and customized financial information and reports, categorized and integrated into topics and sub-topics that they select, based on their investment and analysis needs.

Our Websites

Our website content and our research tools are the key components of our information platform. Our websites have two primary functions:

•	To attract visitors and market our subscription based service offerings; and

•	To store content and serve as an integral part of our information platform.

In order to attract visitors to our websites, we offer a significant portion of our website content free of charge. This free content includes stock quotes, trading volumes and pricing indicators for listed companies in the United States. Our websites also have an important marketing function for our subscription based service offerings. We provide examples to our visitors on our websites of the enhanced content and features they can access by becoming a subscriber to one of our service offerings.

Our premium content and features are accessible through our web-based research tools. Subscribers to our web-based research tools are required to register and maintain personal accounts with our websites.

We believe our websites are designed for ease of use and accommodate low bandwidth access to the Internet. In addition, we have also historically derived some revenue from online advertising. We plan to attract more advertising revenue as our subscriber base increases.

We currently offer different service packages incorporating some or all of our research tools to our users. Our service packages provide research tools focused around three main areas: securities market data, technical analysis, and fundamental analysis. We view the migration of existing subscribers and the attraction of new subscribers to our service offerings with more comprehensive research tools as one of our most important growth strategies.

We may, from time to time, offer discounts or promotions, depending on our perceived need in accordance with our pricing policy. Any of such discounts or promotions could apply to new or repeat subscribers as we may determine.

We have taken steps to protect our customer and proprietary information through deployment of additional security contracted for through our web hosting service provider, IT Software Design.  To our knowledge no such dissemination of Company information has occurred as of the date of this documents submittal.  We are unsure of what material adverse effect such an event would cause.  We are in the process of securing service and trade mark protection for our Chineseinvestors.com and Chinesefn.com names.

Customer Support

Our customer support center provides our subscribers real-time and personal support. Our customer support personnel, in addition to their sales and marketing functions, help our existing and prospective subscribers to resolve any technical problems they may have. We have an in-house training program for our customer support personnel, which include training courses on world financial markets, our service features and functionalities, technical problem solving skills in respect of our research tools and general customer service guidelines.

The Company maintains a Customer Service Center that is open twenty four hours a day, seven days a week (24/7) in Shanghai China.  The center is staffed with individuals having both Chinese and English Language skills who are available by both telephone (1-800-808-8760) as well as email (info@chinesefn.com).  Once a inquiry call or email is initiated, follow up provided by an individual best suited to answering the specific question is undertaken often times resulting in a new email address point of contact as it relates to the specific Customer Service Representative responding to the inquiry.  The Company also provides various levels of translation support for its advertisers as may be contracted for.

Typical Customer Service or Technical Support Calls include:

•	What's the website address of chineseinvestors.com;
•	How do I access the website or how do I register online;
•	What products are free and which ones are offered at a cost;
•	What is the cost of a particular product;
•	Where to login our membership section;
•	Company intro and what content they can get access to our website;
•	When and where they can find the updated news;
•	Where are the archives; etc.
•	Customer can't login to the website; (technical support)
•	The computer can't refresh the webpage; (technical support)
•	The computer can't submit user's message; (technical support)
•	The computer can't show the web content in traditional Chinese (technical support)

Sales and Marketing

We market our service offerings through our websites, as well as through customer support personnel at our telemarketing and customer service center in Shanghai, China. Our websites provide detailed descriptions of our service offerings while our customer support personnel are available to explain to callers the various features of our offerings and to resolve our subscribers’ technical problems. We charge our subscribers a subscription fee for the use of our service packages over an agreed upon service period, typically three months to one year. Our subscribers either pay us by cash, by online bank transfer, or by direct wiring of cash. Upon receipt of payment, we promptly activate our subscribers’ accounts with us.

The Company currently utilizes several advertising relationships in a continuing effort to build its brand awareness including SVC Media Services, AM1300 Radio, Phoenix Satellite Television, SINA, etc.  The Company plans to continue to use these resources as well as add new media providers based upon need, performance, and cost.  The Company plans to continue with other advertising efforts in the form of seminars, referrals, and the planned offering of educational services.

While the Company does not currently have a formal budget for advertising; it plans to develop a more substantial plan and outlook in the near future as a part of its business planning and strategy development efforts and as it achieves revenues and or funding that will allow it to continue to expand its business.

The market potentials for our Portal, IR and PR marketing and Conference and Online Platform businesses are extremely competitive and rapidly changing.  We note that at this time we have not as yet developed offerings for these particular online services and may fail to do so in a manner that might affect our businesses ability to remain competitive. Please note that while we are aware our Company may develop service offerings as noted we have not as of yet explored the potential products related to the offerings as noted above and therefore cannot describe these businesses and planned offerings as we currently have none.

We are working on identifying other possible products that could be deployed as well as produce income for the company as they relate to "Portal, IR and PR marketing and Conference and Online Platform businesses" that could include those designed to 1) integrate with our portal such as various hybrid advertising services (word specific, etc.), 2) investor and or public relations promotional material dissemination (on behalf of various businesses and or advertisers) via website delivery mechanisms, 3) sponsoring as well as hosting related online (interactive) educational programs and conference events, etc.

We do offer various educational conferences (both free and fee based) in both China and the US on a regular basis as well as the services and information available to our subscribers and visitors on our website. These educational conferences typically include various segments dedicated to the various sectors our subscribers and guests may be interested including US Equities, Foreign Currency Exchange, China Stocks, etc.  These events generally include other speakers that have specific education and experience skills within these various sectors.  These events generally last between two and three hours and are held at public venues such as conference centers, hotels, etc.

Database Technology

We have developed database technology to address the specific requirements of our information services. Our database design and search techniques allow for efficient data retrieval within the unique operating parameters of the Internet.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as a small office presence in Arcadia, California.  It also maintains a correspondence address in Arcadia, California on a month to month basis.

Shanghai Offices	18 B-C, No 55, Huai Hai Road (W), Shanghai, China, 200030 (lease expires 05/01/2012)
Arcadia Offices	150 N Santa Anita Avenue, Suite 300, Arcadia, CA 91006 (month to month)
Correspondence Address	411 E. Huntington Drive, #107-228, Arcadia, CA 91006 (month to month)

The Company has no other real property holdings or leases other than those as disclosed above.

Item 3. Legal Proceedings

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 4. (Removed and Reserved)
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company sold equity based securities (common stock) during this annual period and currently plans on discontinuing such sales prior to the filing of its 15c2-11 application through Glendale Securities.  This activity of $1,069,000 was through the sale of 8,908,335 shares of its common stock to 28 accredited investors as of August 29, 2011.Only 1,108,334 shares were previously disclosed in our 3rd quarter 10Q; the balance of these sales occurring between April 1st and August 29st, 2011.All sales were made to accredited investors with whom the Company has maintained a prior relationship through various services and subscriber relationships.

During the 1st quarter the Company issued 1,250,000 options and related shares to Warren ‘Wei’ Wang in consideration of services having an impact of $160,741 on our non-cash compensation expense category.In the 3rd quarter of 2011 the Company issued stock options to Warren ‘Wei’ Wang as they related to an agreement for such consideration, initially entered into in 2005 and as detailed in our 8K filing as well as 3rd Quarter 10Q/A filing in exchange for services rendered having an impact of $150,000 on our non-cash compensation expense category.

During the 4th quarter of 2011 we issued stock options to Clayton Miller as they related to general sales and PPM representation that had an impact of $8,917 on our non-cash compensation expense category.

In August of 2011, the Company repurchased 5,170,106 shares and retired 2,500,000 options belonging to Leon J. “Sabean” in consideration of a total payment of $250,000 ($100,000 on August 3, 2011 with two subsequent payments of $75,000 due in 270 days and 635 days from that date).  As of August 3, 2011 Leon J. “Sabean” is no longer a shareholder in the Company.See subsequent event footnote in the financial section of this document for additional information regarding this transaction.

In summary the Company has reduced the shares outstanding via the “Sabean’ repurchase agreement(s) by 21,121,567shares (includes 2,500,000 options) at a cost of $515,000 or approximately $0.024 per share (at retirement) while raising $2,069,000 (December 2008 through August 29, 2011) through the sales of 18,908,337 shares of stock at $0.10 and $0.12 per share as noted.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ending May 31st)

Description	2011	2010	2009	2008	2007
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
Total Revenues	$845,097	$939,817	$697,933	$670,911	$603,131
Less Cost of Goods Sold	$(556,195)	$(531,184)	$(442,776)	$(349,607)	$(313,628)
Operating Income	$288,902	$408,633	$255,157	$321,304	$289,503
Expenses, General & Administration	$(1,033,582)	$(954,846)	$(998,000)	$(360,985)	$(349,251)
Income <Loss>, Continuing Operations	$(744,681)	$(546,213)	$(742,843)	$(39,681)	$(59,748)
Income <Loss>, Per Share (Continuing Operations)	$(0.01)	$(0.02)	$(0.02)	$(0.00)	$(0.00)
Total Shares Outstanding (includes Options)	46,294,505	35,291,696	43,143,157	35,573,157	35,273,157
Long Term Obligations	$5,797	$8,015	$3,988	$—	$—
Cash Dividends Declared per Common Share	$—	$—	$—	$—	$—
Total Assets	$354,655	$252,063	$417,966	$200,515	$90,954

Total Revenues describes all income from all Company related activities including subscription sales, advertising sales, FOREX support service fees, and education/training sales.

Cost of Goods Sold refers to all operating expense related to the overhead of delivery of content services including the cost of commission and other Shanghai office expenses.

Operating Revenues is the resulting value remaining when subtracting the Cost of Goods Sold from the Total Revenues value.

Expenses, General & Administration refers to the expense related to general advertising, US operational overhead, salaries and related expenses of US Citizens, the costs of note and share repurchases, the costs of options granted, US based web hosting services, etc.

Income <Loss>, Continuing Operations refers to the value remaining when subtracting Expenses, General & Administration from the Operating Revenues value.

Income <Loss>, Per Share refers to any income or loss per share value when dividing the Income <Loss>, Continuing Operations value by the number of common shares outstanding.

Total Shares Outstanding refers to the total number of shares outstanding at any given year end period.

Long Term Obligations  refers to those specific values associated with defined Long Term Obligations as shown in our Financial Statements.

Cash Dividends Declared per Common Share refers to any dividends that may have paid out on behalf of the common stock shareholder; noting the Company has never paid any such dividend.

Total Assets refers to the total assets as may be reflected in the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2011

Subscription Revenue:  The Company experienced a modest decrease in subscription based revenues ($834,081 decreasing to $760,748) but simultaneously experienced a significantly larger corresponding decrease in advertising related expense ($220,291 decreasing to $84,760).  It should also be noted that certain negative market conditions will correspondingly affect these sales.

FOREX Revenue:  There was a decrease in FOREX revenue from $72,636 (FY 2010) to $55,822 (FY 2011) noting this decline in revenues is expected to continue as we experience less demand for back of the house support services that generate the revenue within this category.

Advertising Revenue:  The revenue from advertising fell slightly from $33,100 (FY 2010) to $28,800 (FY 2011) due in part to the company’s inability to properly capitalize on its existing delivery devices.  The company is initiating improvements in both the advertising products it can sell as well as methods of selling so that this trend can be reversed as we move into 2012.

Annual Expenses

Cost of Services Sold: These related costs increased modestly (from $531,184 in 2010 to $556,195 in 2011) due to our continued improvements as well as the related costs of content delivery.We have also increased some of our editor salaries due to their value and longevity with the Company, also having a modest impact on costs.

General & Administrative Expenses: While these expenses have increased ($734,555 in 2010 to $948,822 in 2011) it should be noted that our non-cash compensation expense category increased from $106,073 in 2010 to $319,657.71 in 2011.  Also, it should be noted that during FY 2011 the Company bore a substantially higher level of Contract and Professional Fee related expense due to its general efforts to become a public company.

Advertising Expenses: Advertising related expenses decreased from $220,291.00 in 2010 to $84,760.00 in 2011.These expenses were lower than those of the prior year due to a substantial reduction in seminar and training as they related to US based activities.

In fiscal year 2011 the company raised $525,000 through a Private Placement of the Company’s stock. We also bore the additional legal, accounting, and professional expense related to this private placement as well as expenses related to our working to become a public company with an actively traded OTCBB symbol.

During the 1st quarter of 2011 we issued stock options to Warren ‘Wei’ Wang as they related to a repurchase agreement that had an impact of $160,740 on our non-cash compensation expense category.

During the 3rd quarter of 2011 we issued stock options to Warren ‘Wei’ Wang as they related to an agreement for such consideration, initially entered into in 2005 and as detailed in our 8K filing as well as 3rd Quarter 10Q filing in exchange for services rendered having an impact of $150,000 on our non-cash compensation expense category.

During the 4th quarter of 2011 we issued stock options to Clayton Miller as they related to general sales and PPM representation that had an impact of $8,917 on our non-cash compensation expense category.

During the 2011 fiscal year, the Company elected to initiate an effort to file as well as pursue a Form 10/12G document with the SEC in order to become a public Company.  To this end it hired multiple professional service providers as necessary to produce the relative documents as well as respond to the SEC’s comments as they came in.

While the Company posted losses for this annual period, it should be noted that there were additional expenses as well as expenditures of cash incurred with several significant events as well as additional funds raised in association with the private placement initiated in January of 2011.

Liquidity

The Company is currently addressing its liquidity issues by continually building upon its revenue generation subscription service products, increasing its advertising based revenues (as discussed) and by seeking investment capital through private placement of common stock and debt. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations. It should be noted that the Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

While all of these factors as noted above have the potential to impact the Company’s liquidity in either a positive or negative fashion, it is the Company’s position that should there be a continuing deficit in our operating costs it will likely be the result of the additional cost burden of becoming a publicly reporting company.  To that end the Company feels it will be able to raise the necessary capital to continue operations via the sale of additional stock as already disclosed and noted herein but we can offer no guarantee that we will be able to raise the needed working capital to provide liquidity through year end 2011.  Once the Company deploys the additional educational based services (as discussed) and completes the raising of additional funds through the private placement (as discussed) it should be able to attain a break even operating basis and subsequent to a modest time period, achieve a cash flow positive position.

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we may pursue.  The first would be to increase our current revenues as they relate to existing services offered noting this effort would require the expenditure of some additional capital on various marketing efforts to increase the number of potential clients interested in one or more of our services.  This would result in additional cash demands on the Company that are currently under consideration.  The second would be to create new sources of revenue (as discussed on page 13, and as related to our "Portal, IR and PR marketing and Conference and Online Platform businesses) which would also require the expenditure of additional capital to develop as well as to market such services.  This would also result in additional cash demands on the Company.  The third would be to raise capital through the private placements of our stock or PIPE devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Contractual Obligations

We have no contractual obligations outstanding other than those based on a month to month continuing basis as they relate to technical services (web hosting, Bloomberg services, etc.) and as they relate to a specific office space lease in Shanghai, China (located at 18 B-C, No 55, Huai Hai Road (W), Shanghai, China, 200030).

Item 7.a. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Financial Statements, the Notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, Notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9.a. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) in journal entries are reviewed and approved prior to entry into the general ledger, 4) effectively implement comprehensive entity level internal controls, 5) adequately segregate duties within the accounting department due to an insufficient number of staff, 6) have policies and procedures in place  to insure the timely recording of its transactions in accordance with generally accepted accounting procedures, 7) to have adequate financial reporting processes to insure that restatements are not required (3rd Q 2011 example), 8) to create a charter or specific guidelines for its audit committee, and 9) implement appropriate information technology controls.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Subsequent to May 31, 2011, we hired a VP of Accounting and Finance that will work with our VP of Corporate Services to initiate the implementation of appropriate controls during our 1st and 2nd quarter operations.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of May 31, 2011 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of May 31, 2011.

Management is working to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Item 9.b. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	43	Dec. 1999	Chief Executive Officer and Chairman of the Board
Brett Roper	58	Mar. 2002	Secretary of the Board of Directors and Vice President of Corporate Services
James S. Toreson	69	Apr. 2010	Director (Independent) (Previous Board Service Mar. 2002 thru Apr. 2003)

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.
James S. Toreson served on the Board of Directors previously in association with the Hollingsworth LLC ownership time period from March of 2002 through August of 2003. Mr. James S. Toreson is the single voting member of our audit, nominating, and compensation committees although Mr. Warren Wang and Mr. Brett Roper serve on these committees in a non-voting capacity as Management Representatives.

III.
Mr. Toreson and Mr. Roper had no relationship with Mr. Wang or each other prior to October of 2001 when they were introduced to each other, as well as the Company and Hollingsworth LLC as a part of the Due Diligence Team assembled to provide consideration and support to Hollingsworth LLC prior to their investment in the Company, occurring in March of 2002.

IV.	Mr. Roper served on the Board of Directors starting in March of 2002 (through December of 2005 as the Hollingsworth LLC Representative) and continues to serve in that capacity as of this date.

V.
The Audit Committee was enlarged to three persons in June of 2010 with James S. Toreson serving as its Chairman and single voting member as of this date. Mr. Toreson, who is independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B) has been determined to have the necessary financial experience to serve as the committee financial expert.  Mr. Toreson is qualified as a financial expert due to his understanding of generally accepted accounting principles which he has gained through a combination of education and experience as a key executive for over 30 years in a wide variety of businesses.  A brief summary of his business experience is listed below Mr. Roper and Mr. Wang serves on the committee in a non-voting capacity.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2009 and May 31, 2010.

Officers and Management

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards		NonEquity Incentive Plan Comp		Non-Qualified Defer. Comp		All Other Compensation		Totals
Warren Wang	2010	$96,000.00		$—		$—		$—		$—		$—		$—	$96,000.00
Chief Executive Officer	2011	$96,000.00		$—		$—		$310,741		$—		$—		$—	$96,000.00

Brett Roper	2010	$57,500.00		$—		$—		$—		$—		$—		$—	$57,500.00
VP, Corporate Services	2011	$54,000.00	$	__	$	__	$	__	$	__	$	__	$	__	$54,000.00

Lan Jiang	2010	$60,000.00		$—		$—		$—		$—		$—		$—	$60,000.00
Office Manager, Shanghai	2011	$60,000.00		$—		$—		$—		$—		$—		$—	$60,000.00

Board of Directors

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Defer. Compensation	All Other Compensation	Totals

Warren Wang, Chairman of the Board	$—	$—	$—	$—	$—	$—	$—

Brett Roper, Secretary of the Board	$12,000.00	$—	$—	$—	$—	$—	$12,000.00

James S. Toreson, Director	$12,000.00	$—	$—	$—	$—	$—	$12,000.00
____________
(1)           Brett Roper took on the role of VP, Administrative Services in April of 2010
(2)           Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

Employment Contracts

The Company currently does not have any active employment agreement(s) with any employee associated with the Company.

It is the Company’s intent to enter into an employment contract in the near future with its CEO and Founder, Mr. Warren Wang as well as any other employee(s) or contractor(s) determined by the Board of Directors to be critical to the Company’s future operations.

Non-Statutory Stock

The Company does not currently have any type of stock based compensation, award, or incentive plan document but plans to create such a plan in the near future in consultation with and the approval of our Compensation Committee.

Compensation Plan

The Company’s current compensation plan for key individuals is as follows:

The Compensation Committee intends (as already noted) to create a stock based compensation and incentive plan in the near future that would address performance of Board of Director(s) duties as well as reward employee job performance.

The Compensation Committee plans to formalize a compensation plan in the near future in consultation with and the approval of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of the date of this Filing with respect to the beneficial ownership of the Company’s Common Stock and Warrants by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes. Unless otherwise specified, the named beneficial owner has, to the Company’s knowledge, sole voting and investment power.

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Before Offering	After Offering

Common	Warren Wang, CEO, Chairman of the Board, Director(2)	9,815,709	23.0%	23.0%
Common	Brett Roper, Secretary of the Board of Directors (3)	100,000	00.3%	00.3%

Notes:

1.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership (options/warrants included) currently stands at 42,722,926 shares of common stock (includes options).

2.
The address for Warren Wang is c/o ChineseInvestors.com, Inc., 150 North Santa Anita Ave., Suite 300, Arcadia, California, 91006. Mr. Wang currently has 2.5M Options (related to the repurchase of shares as previously disclosed) exercisable at $0.10 per warrant over a four-year time period (625,000 per year) after the Company is listed (BB or equal) and trading.

3.	The address for Brett Roper is 4142 South Cathay Way, Aurora, Colorado, 80013. These shares were awarded to Mr. Roper by Hollingsworth LLC in May of 2002 for services performed for that entity.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties.

Director Independence

James S. Toreson is our only non-employee director, and our board of directors has determined that he meets the qualification of being an independent pursuant to the current SEC guidelines.  The Board has adopted the NASDAQ® definition of an independent director.  Under those rules, Mr. Toreson would be considered independent if he is not an employee of the Company and he does not have a relationship with the Company that would interfere with his exercise of independent judgment in acting as a director of the Company.  Mr. Toreson has advised Messrs. Wang and Roper that he has no such relationship that would interfere with his exercising independent judgment as a director of the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by our auditors, B. F. Borgers CPA, PC in FY 2011 and FY 2010. Our Board of Directors has considered these fees and professional services rendered compatible with maintaining the independence of that firm.

	For Year Ending May 31,
	2010	2011
Audit Fees (1)	$20,000	$28,000
Audit-Related Fees (2)	--	--
Tax Fees (3)	1,000	1,000
Totals	$21,000	$29,000
_________________________
(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.
(2)
Audit-Related Fees consist of fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

(3)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Part IV

Item 15, Exhibits, Financial Statement Schedules

CHINESEINVESTORS.COM, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2011 AND 2010

CHINESEINVESTORS.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ChineseInvestors.com, Inc.:

We have audited the accompanying balance sheet of ChineseInvestors.com, Inc. (“the Company”) as of May 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChineseInvestors.com, Inc., as of May 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
August 29, 2011

 Chineseinvestors.com, Inc.

BALANCE SHEETS

As of May 31,	(Expressed in U.S. Dollars)

	2011	2010
	$	$
ASSETS
Current assets
Cash and cash equivalents [note 2]	252,302	154,802
Accounts receivable, net [note 2]	4,560	8,251
Other current assets [note 2]	27,689	20,061
Total current assets	284,551	183,114
Property & equipment, net [note 4]	6,946	6,503
Website development, net [note 5]	63,158	62,446
Total assets	354,655	252,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	7,527	3,761
Deferred revenue [note 2]	270,577	279,159
Accrued liabilities [note 2]	51,596	42,979
Total current liabilities	329,700	325,899
Long-term deferred revenue [note 2]	5,797	8,015
Total liabilities	335,497	333,914
Commitments [note 6]
Subsequent events [note 7]
Stockholders’ equity (Deficit) [note 3]
Common stock Authorized 80,000,000 common shares with a par value of $0.001 per share Issued and outstanding 39,216,698 (2010 — 33,591,696) common shares	39,217	33,592
Additional paid-in capital	6,883,867	6,044,834
Foreign currency gain/loss	1,321	290
Stockholders’ Deficit	(6,905,247)	(6,160,567)
Total stockholders’ equity	19,158	(81,851)
Total liabilities and stockholders’ equity	354,655	252,063

See accompanying notes

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Year ended May 31,	(Expressed in U.S. Dollars)

	Common stock
	Shares #	Amount $	Additional paid-in capital $	Foreign currency gain/loss $	Stockholders’ (Deficit) $	Total $
Balance, May 31, 2009	41,943,157	41,943	5,682,910	2,924	(5,614,354)	113,424
Common stock issued for cash	5,100,000	5,100	504,900	--	--	510,000
Repurchase & retirement of common shares from majority shareholder	(13,451,461)	(13,451)	(249,049)	--	--	(262,500)
Stock based compensation	--	--	106,073	--	--	106,073
Net income (loss) for the year	--	--	--	--	(546,213)	(546,213)
Foreign currency translation adjustment	--	--	--	(2,635)	--	(2,635)
Balance, May 31, 2010	33,591,696	33,592	6,044,834	290	(6,160,567)	(81,851)
Common stock issued for cash	4,375,002	4,375	520,625	--	--	525,000
Stock based compensation	--	--	319,658	--	--	319,658
Exercise of stock options	--	1,250	(1,250)	--	--	--
Net income (loss) for the year	--	--	--	--	(744,680)	(744,680)
Foreign currency translation adjustment	--	--	--	1,031	--	1,031
Balance, May 31, 2011	39,216,698	39,217	6,883,867	1,321	(6,905,247)	19,158

See accompanying notes

STATEMENTS OF OPERATIONS AND (LOSS)

Year ended May 31,	(Expressed in U.S. Dollars)

	2011	2010
	$	$
Operating revenues
Subscription revenue	760,475	834,081
Forex revenue	55,822	72,636
Advertising revenue	28,800	33,100
Total revenue	845,097	939,817
Cost of services sold	556,195	531,184
Gross Profit	288,902	408,633
General & administrative expenses	948,822	734,555
Advertising expenses	84,760	220,291
Net (loss) for the year	(744,680)	(546,213)

Weighted average number of common shares outstanding — basic	35,236,696	43,308,795
Earnings (loss) per share — basic & diluted	(0.02)	(0.01)
Weighted average number of common shares outstanding — diluted	46,294,505	43,395,097
Weighted average number of common shares outstanding — basic & diluted	(0.01)	(0.01)

See accompanying notes

STATEMENTS OF CASH FLOWS

Year ended May 31,	(Expressed in U.S. Dollars)

	2011	2010
	$	$
OPERATING ACTIVITIES
Net (loss) for the year	(744,680)	(546,213)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,499	14,303
Share based compensation	319,658	106,073
Deposits	(6,595)	(3,461)
Accounts receivable	3,691	5,132
Accounts payable	3,766	105
Other accrued liabilities	(2,183)	29,266

Net cash (used in) operating activities	(413,844)	(394,795)

INVESTING ACTIVITIES
Purchase of equipment	(13,656)	(12,785)

FINANCING ACTIVITIES
Transaction to retire shares from majority shareholder	—	(262,500)
Proceeds from private placement	525,000	510,000

Net cash (provided from) financing actives	525,000	247,500

Increase (decrease) in cash and cash equivalents	97,500	(160,082)
Cash and cash equivalents, beginning of year	154,802	314,882
Cash and cash equivalents, end of year	252,302	154,802

Supplemental disclosure of cash flow information
Cash paid for interest, net of interest capitalized	—	—
Cash paid for US income taxes	—	—
Cash paid for China Representative office taxes	35,268	31,496

See accompanying notes

NOTES TO THE FINANCIAL STATEMENTS

Organization and Nature of Operations:

Business Description The Company was incorporated on June 15, 1999 in the State of California. The Company is a provider of Chinese language web-based real-time financial information. The Company’s operations had been located in California until September 2002 at which time the operations were relocated to Shanghai, China.

During May, 2000, the Company entered into an agreement with MAS Financial Corp. (“MASF”) whereby MASF agreed to transfer control of a public shell corporation to the Company and perform certain consulting services for a fee of $30,000.

During June, 2000, the Company completed reorganization with MAS Acquisition LII Corp. (“MASA”) with no operations or significant assets. Pursuant to the terms of the agreement, the Company acquired approximately 96% of the issued and outstanding common shares of MASA in exchange for all of its issued and outstanding common stock. MASA issued 8,200,000 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 319,900 shares of common stock in exchange for the net assets of MASA. In conjunction with the reorganization MASA changed its name to Chineseinvestors.com, Inc.

The Company is now incorporated as a C corporation in the State of Indiana as of June 1, 2004.

1.	Liquidity and Capital Resources:

Cash Flows — During the year ending May 31, 2010, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common stock to fund its operations. During the two years ending May 31, 2011 and May 31, 2010, the Company received $1,035,000 of proceeds from the sale of common stock.

Cash flows used in operations for the years ended May 31, 2011 and 2010 were $413,845 and $394,795, respectively which was an increase over prior years. Increased marketing costs and higher general and administrative costs due to expenses related to an attempted reverse merger and the current ongoing process of going public were the primary reasons for this increase.

Capital Resources — As of May 31, 2011, the Company had cash and cash equivalents of $252,302 as compared to cash and cash equivalents of $154,802 as of May 31, 2010.

Since inception, the Company has primarily relied upon proceeds from private placements of its equity securities to fund its operations. The Company anticipates continuing to rely on sales of our securities in order to continue to fund its business operations. Issuances of additional shares will result in dilution to its existing stockholders. There is no assurance that the Company will be able to complete any additional sales of our equity securities or that it will be able arrange for other financing to fund our planned business activities.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation — These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Foreign Currency – The Company has operations in the Peoples Republic of China, however the functional and reporting currency is in US dollars.  To come to this conclusion the Company considered the direction of Accounting Standards Codification (“ASC”) section 830-10-55.

Selling Price and Market - As a representative office in China the Company is not allowed to sell directly to China based customers.  Over 90% of its customers are in the United States and 100% of all sales are paid in US dollars.  This indicates the functional currency is US dollars.

Financing - The companies financing has been generated exclusively from the United States.  This indicates the functional currency is US dollars.

Expenses – The majority of expense are paid in US dollars.  The expenses generated in China are paid by a monthly or weekly cash transfer from the US when the expenses are due, resulting in very little foreign currency exposure.  This indicates the functional currency is US dollars.

Numerous Intercompany Transactions – The Company has multiple transactions each month between the US and foreign representative office.  This indicates the functional currency is US dollars.

Due to the functional and reporting currency both being in US dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

Reclassifications — Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation and to correct prior year errors.

Revenue recognition — Revenue consists of three main sources:

1. Fees from banner advertisement, webpage hosting and maintenance, on-line promotion and translation services, advertising and promotion fees for customers in the Company’s Chinese Investment Guides, sponsorship fees from investment seminars, road shows, and forums; all of which sales prices are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in the contracts. These revenues are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

2. Fees from membership subscriptions; these revenues are recognized over the term of the subscription. Subscription term is generally between 3 and 12 months but can occasionally be as short as 1 month or as long as 24 months. Long term deferrals are generated from subscriptions over 12 months.

3. Fees related to setting up as well as providing administrative and translation support for currency trading accounts in association with Forex. These are recognized when earned.

Costs of Services Sold — Costs of services sold is recognized as the total direct cost of the Company’s operations in Shanghai.

Website Development Costs — The Company accounts for its Development Costs in accordance with ASC 350-50, “Accounting for Website Development Costs.” The Company’s website comprises multiple features and offerings that are currently developed with ongoing refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs are being capitalized in fixed assets. Purchased software costs are capitalized in accordance with ASC codification 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. All other costs are reviewed for determination of whether capitalization or expense is appropriate.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2011 and 2010 there were deposit balances in a US bank of $245,191 and $147,907, respectively. In addition the company maintains cash balance in The Bank of China, which is a government owned Bank. The full balance of the deposits in China is secured by the Chinese government. At May 31, 2011 and 2010 there were deposits of $7,111 and $6,895, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. As of May 31, 2011 and May 31, 2010, the Company had accounts receivable of $4,560 and $8,251, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of May 31, 2011 and 2010, the Company determined that based on historically having no bad debts an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Other Current Assets — Other current assets is comprised of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $27,689 and $20,061 for the years ended May 31, 2011 and May 31, 2010, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $12,499 and $14,303 for the years ended May 31, 2011 and May 31, 2010, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of May 31, 2011 and May 31, 2010.

Accrued Liabilities and Other Liabilities — Accrued liabilities and other liabilities are comprised of the following:

	May 31	May 31,
	2011	2010
China Employees Salaries and Commissions Accrual	$23,479	$24,186
Representative Office Tax Accrual	5,249	7,568
Other Accruals	22,873	11,225
	$51,596	$42,979

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments — The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All Company financial instruments are Level one and are carried at market value. Therefore no adjustment is required.

Income Taxes — Income taxes are accounted for under the asset and liability method of ASC 740. Deferred tax assets and liabilities are recognized for net operating loss and other credit carry forwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the tax effect of transactions are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the year that includes the enactment date.

Deferred tax assets are reduced by a full valuation allowance since it is more likely than not that the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carry forwards.

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $84,760 and $220,291 in fiscal year 2011 and 2010, respectively.

Earnings (Loss) Per Share — Earning (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), Earnings Per Share.

Newly Adopted Accounting Pronouncements and New Accounting Pronouncements — In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (ASC Topic 605): Milestone Method of Revenue Recognition” (codified within ASC 605 — Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009- 01”). ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Financial Statements.

In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued, or are available, to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the filing date of this document.

In April, 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In April, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April, 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

Stock Based Compensation — The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when options are given for previous service without further recourse. The Company issued stock options to contractors that had been providing services to the Company upon their termination of services. Under ASC 718 and EITF 96-18 these options were recognized as expense in the period issued because they were given as a form of compensation for services already rendered with no recourse.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Twelve Months Ended
	May 31,	May 31,
	2011	2010
Stock options	3,862,500	1,580,000
Total share-based compensation expense	$319,658	106,073

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2009	—	—
Granted	4,080,000	.04
Exercised	—	—
Forfeited or expired	—	—
Balance at May 31, 2010	4,080,000	.04
Granted	3,862,500	$.07
Exercised	(1,250,000)	.00
Forfeited or expired	—	—
Balance at May 31, 2011	6,692,500	$.06

The following table presents information regarding options outstanding and exercisable as of May 31, 2010:

Weighted average contractual remaining term — options outstanding	3.19 years
Aggregate intrinsic value — options outstanding	—
Options exercisable	1,717,625
Weighted average exercise price — options exercisable	$ .07
Aggregate intrinsic value — options exercisable	—
Weighted average contractual remaining term — options exercisable	3.84 years

As of May 31, 2011, future compensation costs related to options issued was $0. During the first quarter of 2011 fiscal year the Company awarded the CEO of the company 2,500,000 resulting in an expense of $160,741 in additional compensation expense being recognized.During the third quarter of the 2011 fiscal year the Company awarded the CEO of the Company 1,250,000 options resulting in an expense of $150,000 in additional compensation expense being recognized.The options awarded in the third quarter were exercised immediately upon being issued.  During the 4th quarter of the 2011 fiscal year the Company awarded Clayton Miller 87,500 and 25,000 stock options resulting in an expense of $8,917.  No future expense will be required to be recognized as all options are expensed immediately under ASC 718.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3.	Stockholders’ Equity:

At May 31, 2011 and 2010, the Company’s $.001 par value common stock authorized were 80,000,000 shares. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized, but none has been issued.  All commons stock shares have full dividend rights.  However, it is not anticipated that the Registrant will be declaring distributions in the foreseeable future.

During the year ended May 31, 2011 and 2010 the Company issued 4,375,000 and 5,100,000 shares of common stock for cash consideration aggregating $1,035,000.

During the year ended May 31, 2010 the Company completed a transaction to repurchase approximately 75% of the common stock shares owned by the Company’s majority shareholder (“the shareholder”). The Company purchased a note receivable for $112,500 that was due from the shareholder. They then reached an agreement with the shareholder to purchase 13,451,461 of his common shares in exchange for forgiving the note, $150,000 cash, and 2,500,000 in stock options, exercisable at $.005, valued at $240,512 under Black-Scholes. Upon completion of the purchase the Company retired the 13,451,461 shares and the transaction costs are included in additional paid in capital.  It should also be noted herein that in the Subsequent Events Section there is note of a further repurchase made by the Company that retires all of the Leon J. “Sabean” interests in the company and returns his outstanding stock to treasury as well as voids the option agreement as noted herein.

The Note receivable was purchased for $112,500 in cash and was booked at the fair market value and purchase price of $112,500 and then written off to APIC as part of the retirement of the shares from the majority shareholder which was done at the same time. Additionally, $150,000 was paid in cash to the majority shareholder for the retirement of the note and he was given stock options with a Black-Scholes valuation of $240,512. To retire these shares forgiveness of a note worth 112,500 was given in addition to $150,000 in cash and $240,512 worth of stock options given to the majority shareholder. This totals approximately 503,000 in consideration given to retire 13,451,461 shares. This yields an effective stock price being retired of approximately 4 cents a share. Since this is well below the deemed market price of 10 cents a share remaining in APIC and no gain/loss is recognized on this since the stock price permits this value and this is a related party transaction. The note receivable being forgiven is also treated as part of this transaction since this note was purchased with the intention of using it to retire these shares and this note was purchased after negotiations with the shareholder had already begun and was purchased with this transaction in mind. Consequently, the note is considered to be part of this transaction and is accounted for as part of this transaction.

The following table summarizes shares issued in association with the repurchase of company shares from a majority shareholder. The Company records stock option awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model. The transaction was recorded in and additional paid in capital as a stock repurchase and did not impact income or expenses:

Twelve Months Ended
May 31, 2010
Stock options	2,500,000
Total share-based equity transaction	$240,512

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	May 31	May 31,
	2011	2010
Furniture & Fixtures	$27,967	$22,415
Leasehold Improvements	9,540	9,540
	37,507	31,955
Less: Accumulated Depreciation	30,561	25,452
	$6,946	$6,503

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & Fixtures	3 years
Leasehold Improvements	Term of the lease

Depreciation expense for 2011 and 2010 was $5,110 and $7,262 respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	May 31,	May 31,
	2010	2010
Website Development costs	$113,718	$105,616
Less: Accumulated Amortization	50,560	43,170
	$63,158	$62,446

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for 2011 and 2010 was $7,389 and $7,041 respectively.

6.	Commitments and Concentrations:

The Company reimburses the CEO for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in Shanghai, China for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

New Office Lease — During the first quarter of 2011 fiscal year the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at May 31, 2011.

2012	$63,109
2013	$21,175

Concentrations — During the years ended May 31, 2011 and 2010; all of the Company’s revenue was derived from its operations in China.

Litigation — The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is not a party to any lawsuit or proceedings which, individually or in the aggregate, in the opinion of management, is reasonably likely to have a material adverse effect on the financial condition, results of operation or cash flow of the Company.

7.	Subsequent Events:

Private Placement Memorandum — During the third quarter of FY 2011 the Company opened a private placement memorandum to facilitate the sale of additional shares of stock. The goal is to raise an additional $1,500,000 by selling 12,500,000 shares at $.12 per share.  As of August 16, 2011 the company has raised $1,069,000 by selling 8,908,335 new shares.

Significant Shareholder Stock Repurchase — Subsequent to year end the Company repurchased and retired 5,170,106 shares and 2,500,000 options from a significant shareholder, which completely liquidated his interest in the Company.  The total cost of the transaction to the Company was $250,000.  The initial payment of $100,000 was made in the first quarter of 2012 and the other $150,000 is due as a non-interest bearing note payable in two equal installments.  The first payment is due in the fourth quarter of the 2012 fiscal year and the final payment will be due in the fourth quarter of fiscal year 2013.

Proposed Capital Raise — In late August of 2011 the Company signed a Term Sheet with a capital describing the provision of a Financing Facility to the Company having a face value of $1.5M; to be made available in $500,000 tranches in exchange for purchasing the Company's stock under a proposed S1 registration statement at 85% of the lowest daily volume average share price over a five (5) trading day period once the Company calls for the funding.  The agreement would remain in force for 24 months from the date of contemplated execution.

While this Term Sheet is not binding on either party, it signifies a willingness by the capital group to create a Financing Facility Agreement for the Company's consideration that should be available for the Company's review and possible approval/execution in early September.

If approved and subsequently executed, the Company will provide a document preparation fee the capital group of $10,000 as well as 50,000 shares (post reverse split) of the Company's restricted stock in consideration of the Facility's creation and funds availability.  The Company will also bear the cost of the creation, filing, and acceptance of an S1 document related to this facility should the Company approve and subsequently execute the Facility Agreement

8.	Income Taxes:

The Company recorded no income tax provision or benefit for the years ended May 31, 2011 and 2010, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 34% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $1.8 million of net operating loss carry forwards that expire at various dates through 2030. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of May 31, 2011 and 2010, the Company had approximately $957,000 and $605,000, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2011 and 2010, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The valuation allowance increased approximately $182,000 and $112,000 during the years ended May 31, 2011 and 2010 respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

Description	2011		2010
Federal Statutory Rate	34%		34%
State Statutory Rate	6%		6%
Change in Rate / Other	(1%	)	3%
Permanent Tax Differences	(15%	)	-1%
Calculated Rate	24%		42%
Actual Calculated Rate	(24%	)	(42%	)
Difference	0%		0%

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: August 29, 2011	By: /s/ Brett Roper
Brett Roper
Interim Financial Officer

ChineseInvestors.com, Inc.
(Registrant)

Date: August 29, 2011	By: /s/ Warren ‘Wei’ Wang
Wei Wang
Chief Financial Officer

___________
*	Print name and title of the signing officer under his signature.