Form 10-Q
period 2011-08-31
Chineseinvestors.com, Inc.
filed 2011-10-17
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number: 000-54207

ChineseInvestors.COM, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-2089868
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

13791 East Rice Place, Suite #107 Aurora, CO 80015
Brett Roper, Director of Administrative Services - (303) 481-4416 or (303) 345-1262

Copies to: Michael E. Shaff, Esq., Irvine Venture Law Firm, LLP
17901 Von Karman Avenue, Suite 500, Irvine, CA 92614 Telephone (949) 660-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant has 4,835,111 shares of common stock outstanding as of October 11, 2011 after the reverse split subsequent to year end.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended August 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
BALANCE SHEETS

(Expressed in U.S. Dollars)

	(Unaudited)	(Unaudited)
	August 31, 2011	May 31, 2011
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 2]	394,705	252,302
Accounts receivable, net [note 2]	7,046	4,560
Other current assets [note 2]	31,194	27,689
Total current assets	432,945	284,551

Property & equipment, net [note 4]	6,996	6,946
Website development, net [note 5]	63,234	63,158
Total assets	503,175	354,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	6,534	7,527
Deferred revenue [note 2]	240,667	270,577
Accrued liabilities [note 2]	43,524	51,596
Current portion of note payable, net discount [note 2]	65,126	—
Total current liabilities	355,851	329,700

Long-term deferred revenue [note 2]	4,282	5,797
Long – term portion of note payable, net discount [note 2]	70,882	—
Total long-term liabilities	75,164	5,797
Total liabilities	431,015	335,497

Commitments and contingency [note 6]
Subsequent events [note 7]
Stockholders’ equity [note 3]
Common stock Authorized 80,000,000 common shares with a par value of $0.001 per share issued and outstanding 38,579,929 and 33,591,696 common shares	38,580	39,217
Additional paid-in capital	7,193,452	6,883,867
Foreign currency gain/loss	1,670	1,321
Accumulated deficit	(7,161,542)	(6,905,247)
Total stockholders’ equity	72,160	19,158
Total liabilities and stockholders’ equity	503,175	354,655

See accompanying notes

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

	(Expressed in U.S. Dollars) (Three Months ended August 31)
	2011	2010
	$	$
Operating revenues
Subscription revenue	175,921	172,195
Forex revenue	11,690	26,365
Advertising revenue	29,980	8,100
Total revenue	217,591	206,660

Cost of services sold	180,005	133,205
Gross Profit	37,586	73,455

General & administrative expenses	253,559	267,735
Advertising expenses	40,322	20,400
Operating (loss) for the quarter	(256,295)	(214,680)

Weighted average number of common shares outstanding — basic & diluted	41,183,004	33,591,696
Earnings (loss) per share — basic	(0.01)	(0.01)

See accompanying notes

STATEMENTS OF CASH FLOWS
(UNAUDITED)

Quarter ended August 31,	(Expressed in U.S. Dollars)

	(Three Months ended August 31)
	2011	2010
	$	$
OPERATING ACTIVITIES
Net (loss) for the quarter	(256,295)	(214,680)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	3,837	3,812
Share based compensation	—	160,741

Changes in operating activities and liabilities
Other current assets	(3,159)	492
Accounts receivable	(2,486)	(7,667)
Accounts payable	(993)	(2,536)
Deferred revenues	(29,910)	8,723
Other accrued liabilities	(8,631)	(2,456)
Net cash (used in) operating activities	(297,637)	(53,571)

INVESTING ACTIVITIES
Purchase of equipment	(3,960)	(3,601)

FINANCING ACTIVITIES
Proceeds from private placement	544,000	—
Cash used for treasury stock purchase and retirement	(100,000)	—
Net cash increase financing activities	444,000	—

Increase (decrease) in cash and cash equivalents	142,403	(57,172)
Cash and cash equivalents, beginning of quarter	252,302	154,802
Cash and cash equivalents, end of quarter	394,705	97,630

Supplemental disclosure of cash flow information
Non-Cash debt transaction to purchase and retire treasury stock	150,000	—
Cash paid for interest, net of interest capitalized	—	—
Cash paid for income taxes	—	—
Cash paid for China representative office tax	13,245	11,318

See accompanying notes

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Organization and Nature of Operations:

Business Description Chinseinvestors.com, Inc. (the Company) was incorporated on June 15, 1999 in the State of California. The Company is a provider of Chinese language web-based real-time financial information. The Company’s operations had been located in California until September 2002 at which time the operations were relocated to Shanghai, in the People’s Republic of China (PRC).

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

Cash Flows — Cash flows used in operations for the quarters ended August 31, 2011 and 2010 were $297,638 and $214,680, respectively which was an increase over prior quarters. Increased marketing costs, business line expansion, and higher general and administrative costs due to expenses related to the current ongoing process of becoming a publicly traded company were the primary reasons for this increase.

Capital Resources — As of August 31, 2011, the Company had cash and cash equivalents of $394,705 as compared to cash and cash equivalents of $252,302 as of May 31, 2010.

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

Foreign Currency – The Company has operations in the PRC, however the functional and reporting currency is in US dollars.  To come to this conclusion the Company considered the direction of Accounting Standards Codification (“ASC”) section 830-10-55.

Selling Price and Market - As a representative office in PRC the Company is not allowed to sell directly to PRC based customers.  Over 90% of its customers are in the United States and 100% of all sales are paid in US dollars.  This indicates the functional currency is US dollars.

Financing - The Companies financing has been generated exclusively in US dollars from the United States.  This indicates the functional currency is US dollars.

Expenses – The majority of expense are paid in US dollars.  The expenses generated in PRC are paid by a monthly or weekly cash transfer from the US when the expenses are due, resulting in very little foreign currency exposure.  This indicates the functional currency is US dollars.

Numerous Intercompany Transactions – The Company has multiple transactions each month between the US and Chinese representative office.  This indicates the functional currency is US dollars.

Due to the functional and reporting currency both being in US dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

Reclassifications — Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation and to correct prior year errors.

Revenue recognition — Revenue consists of three main sources:

1. Fees from banner advertisement, webpage hosting and maintenance, on-line promotion and translation services, advertising and promotion fees for customers in the Company’s Chinese Investment Guides, sponsorship fees from investment seminars, road shows, and forums.  The sales prices of these services are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in the contracts. These revenues are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

2. Fees from membership subscriptions; these revenues are recognized over the term of the subscription. Subscription terms are generally between 3 and 12 months but can occasionally be as short as 1 month or as long as 24 months. Long term deferred revenues are recognized from subscriptions over 12 months.

3. Fees related to setting up and providing ongoing administrative and translation support for currency trading accounts in association with Forex. These fees are recognized when earned.

Costs of Services Sold — Costs of services sold are the total direct cost of the Company’s operations in Shanghai.

Website Development Costs — The Company accounts for its Development Costs in accordance with ASC 350-50, “Accounting for Website Development Costs.” The Company’s website comprises multiple features and offerings that are currently developed with ongoing refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs are capitalized as fixed assets. Purchased software costs are capitalized in accordance with ASC codification 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. All other costs are reviewed to determine whether they should be capitalized or expensed.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At August 31, 2011 and 2010 there were deposit balances in a US bank of $383,071 and $245,191, respectively. In addition the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in PRC is secured by the Chinese government. At August 31, 2011 and 2010 there were deposits of $11,634 and $7,111, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and when the credit card processing company deposits the cash to the Company account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. As of August 31, 2011 and May 31, 2011, the Company had accounts receivable of $7,046 and $4,560, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of August 31, 2011 and 2010, the Company determined that based on historically having no bad debts an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Other Current Assets — Other current assets comprised various deposits in Chinese Renminbi related to building space under an operating lease and are stated at the current exchange rate at the period end and prepaid expenses related to several invoices that were paid prior to the services being completed.

Other current assets were $31,194 and $27,689 for the periods ended August 31, 2011 and May 31, 2011, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $3,837 and $3,812 for the quarters ended August 31, 2011 and 2010, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of August 31, 2011 and August 31, 2010.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	August 31,	May 31,
	2011	2010
China Employees Salaries and Commissions Accrual	$25,687	$23,479
Representative Office Tax Accrual	5,932	5,249
Other Accruals	11,905	22,873
	$43,524	$51,596

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

Fair Value of Financial Instruments — The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $40,322 and $20,400 in the quarters ended August 31, 2011 and 2010, respectively.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended
	August 31,	August 31,
	2011	2010
Stock options	—	2,500,000
Total share-based compensation expense	$—	160,741

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2009	4,080,000	0.04
Granted	3,862,500	$0.07
Exercised	(1,250,000)	0.00
Forfeited or expired	—	—
Balance at May 31, 2010	6,692,500	$0.06
Granted	—	$—
Exercised	—	—
Forfeited or expired	(2,500,000)	0.00
Balance at August 31, 2011	4,192,500	$0.06

The following table presents information regarding options outstanding and exercisable as of August 31, 2011:

Weighted average contractual remaining term — options outstanding	2. 69 years
Aggregate intrinsic value — options outstanding	—
Options exercisable	2,080,050
Weighted average exercise price — options exercisable	$.07
Aggregate intrinsic value — options exercisable	—
Weighted average contractual remaining term — options exercisable	3.34 years

As of August 31, 2011, future compensation costs related to options issued was $0. During the quarter ending August 31, 2011the Company purchased the right to cancel 2,500,000 options owned by LJ Sabean.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

Significant Shareholder Stock Repurchase and debt issuance — enduring the three months ending August 31, 2011 the Company repurchased and retired 5,170,106 shares and 2,500,000 options from a significant shareholder, which completely liquidated his interest in the Company.  The total cost of the transaction to the Company was $250,000.  The initial payment of $100,000 was made in August, 2011 and the other $150,000 is due as a non-interest bearing note payable in two equal installments.  The first payment is due in the fourth quarter of the 2012 fiscal year and the final payment will be due in the fourth quarter of fiscal year 2013.  As there was no stated interest rate, in compliance with ASC 835-30-45-1a the Company calculated the net present value of the future payments and disclosed the future payments net of the discount of $14,948 as a liability on the balance sheet using an imputed interest rate of 8.5%.

The accrued interest expense on the note payable for the period ending August 31, 2011 was $966, reducing the note discount balance to $13,992 at the balance sheet date.  The Company expects to recognize total interest expense of $9,346 in fiscal year 2012 and $5,603 in fiscal year 2013.

Future cash payments committed to under this purchase agreement are represented on the following chart:

2012	$75,000
2013	$75,000

3.	Stockholders’ Equity:

At May 31, 2011 and 2010, the Company was authorized to issue 80,000,000 shares of common stock, $.001 par value per share.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized, but none has been issued.  All commons stock shares have full dividend rights.  However, it is not anticipated that the Registrant will be declaring distributions in the foreseeable future.

During the quarter ended August 31, 2011 the Company issued 4,533,333 shares of common stock for cash consideration of $544,000.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31	May 31,
	2011	2010
Furniture & Fixtures	$29,902	$27,967
Leasehold improvements	9,540	9,540
	39,442	37,507
Less: accumulated depreciation	(32,446)	(30,561)
	$6,996	$6,946

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the quarter ended August 31, 2011 and 2010 was $1,812 and $1,811 respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	August 31,	May 31,
	2011	2010
Website development costs	$115,743	$113,718
Less: accumulated amortization	(52,509)	(50,560)
	$63,234	$63,158

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the quarter ended August 31, 2011 and 2010 was $2,025 and $2,001 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the three months ended August 31, 2010 the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at August 31, 2011.

2012	$63,109
2013	$21,175

Concentrations — During the years ended May 31, 2011 and 2010; all of the Company’s revenue was derived from its operations in PRC.

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

Share reverse split — On September 8, 2010, in the second quarter of FY 2012 the Company reverse split its shares at a rate of 8 to 1 resulting in total shares outstanding changing from 38,579,925 to 4,822,491.

Proposed Capital Raise — In October 2011 the Company reinstated a Term Sheet originally signed in August, 2011 with a private capital source describing the provision of a Financing Facility to the Company having a face value of $1.5 million; to be made available in $500,000 tranches in exchange for purchasing the Company's stock under a proposed S1 registration statement at 85% of the lowest daily volume average share price over a five (5) trading day period once the Company calls for the funding.  The agreement would remain in force for 24 months from the date of contemplated execution.

While this Term Sheet is not binding on either party, it signifies a willingness by the capital group to create a Financing Facility Agreement for the Company's consideration that should be available for the Company's review and possible approval/execution in early November 2011.

The final facility, if approved and subsequently executed, the Company will pay a document preparation fee to the funding source of $10,000 as well as 50,000 shares (post reverse split) of the Company's restricted stock in consideration of the Facility's creation and funds availability.  The Company will also bear the cost of the creation, filing, and acceptance of an S1 document related to this facility should the Company approve and subsequently execute the Facility Agreement

As of this filing the Company is still in the process of negotiating terms prior to formally entering into this agreement.

Adoption of audit, nominating, corporate governance charter, reimbursement policy, organization and compensation guideline — In a board meeting held October 2, 2011, the Company unanimously adopted the above mentioned charters, policies and guidelines.

Additional public registration — As of the date of this filing the Company has filed an application with the Committee on Uniform Security Identification Procedures (CUSIP) to secure their registration number.  They have also completed the necessary filings with the Financial Industry Regulator Authority (FINRA) and signed a contract with a market maker to facilitate the trading of their stock once cleared for trading.

Related party transactions — The Company leases an apartment in Shanghai for the usage of Warren Wang, CEO and his family.  As disclosed in the preceding notes, the Company purchased the outstanding stock held by the majority shareholder during the first quarter of 2012.  Additional information on this transaction is disclosed at note 2.

Financial Tables and Explanations

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

Expressed in USD
	Three months ended August 31,
	2011	2010
Operating Revenues
Subscription Revenue	175,921	172,195
Forex Revenue	11,690	26,365
Advertising Revenue	29,980	8,100
Total Revenue	217,591	206,660

Cost of Services Sold	180,005	133,205

General Administrative Expenses	253,559	267,735
Advertising Expenses	40,322	20,400

Net (loss) for the Quarter	(256,295)	(214,680)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ChineseInvestors.com, Inc. (“the Company”, “we” or “us”) endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in Chinese language character sets (traditional and simplified). Our services are primarily used by Chinese speaking individuals living in North America. We offer several types of subscription-based services and serve several levels of investors and traders (novice to professional). Our market coverage includes the general range of US financial markets, Chinese ‘A’ shares, and the Forex market.

We currently offer a variety of subscription services including 1) VIP Golden Membership, 2) Education Materials (Video Training), 3) Option Investment & Trading, 4) US Market Megatrend Software, 5) China Market Megatrend Software, 6) FOREX (Foreign Currency Exchange), 7) Dark Horse, 8) Chinese Momentum Stock, 9) Analysis on News and earnings Internet Concept Stocks, and 10) The Five Most-Bullish Stocks as well as various free analysis and research tools.  Current details regarding these services may be found in our Form 10-12G/A as filed with the SEC on May 20, 2011.

Our business model currently requires that all of our product lines generate recurring monthly revenue from each client relative to a ‘client specific’ contract services duration; generally provided on a monthly, quarterly, or annual basis that incorporate discounts for longer duration commitments.

Business Environment and Trends

Global markets have been negatively impacted by a variety of factors, and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions. While we expect these trends will to continue to affect our growth rate and operating results for the short term, we also expect our revenue to reflect these conditions as well as be affected by our advertising investment on a quarter-over-quarter basis for the balance of fiscal year ending May 31, 2011.

Three months ended August 31, 2011 compared to three months ended August 31, 2010.

Quarterly Revenues

Subscription Revenue:  There was a slight increase in subscription revenues from $172,195 in the three months ended August 31, 2010 to $175,921 in the three months ended August 31, 2011, representing an approximate 2% increase in subscription revenues.  This increase was primarily generated by an implementation of additional sales staff in Shanghai as reflected in the increase cost of services sold going from $133,205 in the three months ending August 31, 2010 to $180,005 in the three months ending August 31, 2011.

FOREX Revenue:  The decrease in FOREX revenue from $26,365 (three months ending August 31, 2010) to $11,690 (three months ending August 31, 2011) is consistent with the previously discussed tapering off of this revenue stream.

Advertising Revenue:  The significant increase in advertising revenue from $8,100 to $29,980 was all related to the conferences that the Company has been sponsoring.  This is not projected to be an ongoing revenue source once the conferences are completed by November 30, 2011.

Expenses

Cost of Services Sold:  The cost of services sold increased from $133,205 to $180,005 from FQ1 2011 to FQ1 2012 as the company had expanded its operations in PRC to prepare for the projected increase in subscription revenues and to initial cost associated with new revenue lines the Company is trying to establish.  This category of expenses primarily consists of the cost of the PRC operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin will improve.

General & administrative expenses:  The Company’s administrative expenses were consistent with the higher level of expenses experienced in the same quarter of the prior year as both quarters had significant expenses that were not projected to continue at that level going forward.  In 2011 those additional expenses were related to gaining clearance with the SEC and stock options expense, and in 2012 those expenses were related to the current emphasis on organizing conferences to obtain future sales prospects.

Advertising:  In FQ1 of 2011 the Company had reduced its advertising budget as it focused on gaining clearance with the SEC.  In 2012 the Company has sponsored numerous conferences for which they hired advertising work prior to having the conference.

Equity

In the first quarter of 2012 the Company raised $544,000 through the sale of Company stock through a private placement memorandum.

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

During the first quarter of 2012, management identified the following material weakness in our internal controls over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the completeness and accuracy of common stock sold for cash and advertising revenue.  Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of the recording of these entries.  This control deficiency resulted in adjustment to our financials found by our external auditor before these financials were issued.  Accordingly, our management determined that this control deficiency constituted a material weakness.

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

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2011 the Company raised $544,000 through the sale of 4,533,333 shares of commons stock at $0.12 per share.  The proceeds from the sales of these stocks were used to fund the Company’s ongoing operating losses and the costs associated with becoming a publicly traded company.

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: October 17, 2011	By:	/s/ Paul Dickman
Paul Dickman
Vice President, Accounting & Finance

Date: October 17, 2011	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer