Form 10-Q
period 2011-11-30
Chineseinvestors.com, Inc.
filed 2012-01-13
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

The Registrant has 4,872,491 shares of common stock outstanding as of January 13, 2012.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended November 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Chineseinvestors.Com, Inc.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	(UNAUDITED) November 30, 2011	(Audited) May 31, 2010
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 2 ]	82,897	252,302
Accounts receivable, net [note 2 ]	7,018	4,560
Other current assets [note 2 ]	27,757	27,689
Total current assets	117,672	284,551
Property & equipment, net [note 4]	5,086	6,946
Website development, net [note 5]	63,310	63,158
Total assets	186,068	354,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	7,440	7,527
Deferred revenue [note 2 ]	191,854	270,577
Accrued liabilities [note 2 ]	34,492	51,596
Current portion of note payable, net discount [note 2]	66,520	—
Total current liabilities	300,306	329,700

Long-term deferred revenue [note 2 ]	2,162	5,797
Long-term portion of note payable, net discount [note 2]	72,399	—
Total long-term liabilities	74,561	5,797
Total liabilities	374,867	335,497

Commitments [note 6]
Subsequent events [note 7]
Stockholders’ equity [note 3]
Common stock Authorized 80,000,000 common shares with a par value of $0.001 per share Issued and outstanding 33,591,696 common shares	39,080	39,217
Additional paid-in capital	7,240,952	6,883,867
Foreign currency gain/loss	1,670	1,321
Deficit	(7,470,501)	(6,905,247)
Total stockholders’ equity	(188,799)	19,158
Total liabilities and stockholders’ equity	186,068	354,655

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
Operating revenues
Subscription revenue	$157,882	$179,890	$333,803	$352,090
FOREX revenue	9,156	17,740	20,847	44,100
Advertising revenue	8,700	8,100	38,680	16,200
Total revenue	175,738	205,730	393,330	412,390

Cost of services sold	112,943	133,580	292,948	266,780

General & administrative expenses	332,235	130,288	585,796	398,028
Advertising expenses	39,519	19,450	79,840	39,850

Net (loss) for the quarter	(308,959)	(77,588)	(565,254)	(292,268)

Weighted average number of common shares outstanding – basic (reflecting 8 to 1 reverse stock split)	4,872,491	4,198,962	4,865,562	4,086,142

Earnings (loss) per share - basic	(0.06)	(0.02)	(0.12)	(0.07)
Weighted average number of common shares outstanding – diluted	5,056,953	5,012,742	5,021,581	4,172,658
Earnings (loss) per share - diluted	(0.06)	(0.02)	(0.11)	(0.07)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended November 30,	(Expressed in U.S. Dollars)

	2011	2010

OPERATING ACTIVITIES
Net (loss) for the period	$(565,254)	$(292,268)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	7,693	7,018
Share based compensation and payments	48,000	160,741
Other current assets	281	545
Accounts receivable	(2,458)	(2,909)
Accounts payable	(87)	(2,951)
Other accrued liabilities	(95,595)	27,811

Net cash (used in) operating activities	(607,420)	(102,013)

INVESTING ACTIVITIES
Purchase of equipment	(5,985)	(6,719)

FINANCING ACTIVITIES
Proceeds from private placement	544,000	—
Cash used for treasury stock purchase and retirement	(100,000)	—
Net cash from financing activities	444,000	—

Increase (decrease) in cash and cash equivalents	(169,405)	(108,732)
Cash and cash equivalents, beginning of quarter	252,302	154,802
Cash and cash equivalents, end of quarter	82,897	46,070

Supplemental disclosure of cash flow information
Cash paid for interest, net of interest capitalized	—	—
Cash paid for income taxes	—	—
Cash paid for China representative office tax	21,789	20,068

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

Cash Flows — Cash flows used in operations for the six month period ended November 30, 2011 and 2010 were $607,420 and $102,013, respectively which was an increase over prior quarters. Increased marketing costs, business line expansion, and higher general and administrative costs due to the cost of developing and marking a new conference initiative promoting its products were the primary reasons for this increase.

Capital Resources — As of November 30, 2011, the Company had cash and cash equivalents of $82,897 as compared to cash and cash equivalents of $252,302 as of May 31, 2010.

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2011 and May 31, 2011 there were deposit balances in a US bank of $67,905 and $245,191, respectively. In addition the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in PRC is secured by the Chinese government. At November 30, 2011 and May 31, 2011 there were deposits of $14,991 and $7,111, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and when the credit card processing company deposits the cash to the Company account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. As of November 30, 2011 and May 31, 2011, the Company had accounts receivable of $7,018 and $4,560, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of November 30, 2011 and 2010, the Company determined that based on historically having no bad debts an allowance was not needed.

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

Other current assets were $27,757 and $27,689 at November 30, 2011 and May 31, 2011, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $7,693 and $7,018 for the six months ended November 30, 2011 and 2011, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of November 30, 2011 and May 31, 2011.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	November 30,	May 31,
	2011	2011
China Employees Salaries and Commissions Accrual	$16,168	$23,479
Representative Office Tax Accrual	5,696	5,249
Other Accruals	12,629	22,873
	$34,492	$51,596

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

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $79,840 and $39,850 in the six months ended November 30, 2011 and 2010, respectively.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended
	November 30,	November 30,
	2011	2010
Stock options	—	2,500,000
Total share-based compensation expense	$—	160,741

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2009	4,080,000	0.04
Granted	3,862,500	$0.07
Exercised	(1,250,000)	0.00
Forfeited or expired	—	—
Balance at May 31, 2010	6,692,500	$0.06
Granted	—	$—
Exercised	—	—
Forfeited or expired	(2,500,000)	0.00
Balance at November 30, 2011	4,192,500	$0.06

The following table presents information regarding options outstanding and exercisable as of November 30, 2011:

WWeighted average contractual remaining term — options outstanding	2. 44 years
Aggregate intrinsic value — options outstanding	—
Options exercisable	2,125,750
Weighted average exercise price — options exercisable	$ .07
Aggregate intrinsic value — options exercisable	—
Weighted average contractual remaining term — options exercisable	3.09 years

As of November 30, 2011, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

Significant Shareholder Stock Repurchase and debt issuance —In the first quarter of 2011 the Company repurchased and retired 5,170,106 shares and 2,500,000 options from a significant shareholder, which completely liquidated his interest in the Company.  The total cost of the transaction to the Company was $250,000.  The initial payment of $100,000 was made in August, 2011 and the other $150,000 is due as a non-interest bearing note payable in two equal installments.  The first payment is due in the fourth quarter of the 2012 fiscal year and the final payment will be due in the fourth quarter of fiscal year 2013.  As there was no stated interest rate, in compliance with ASC 835-30-45-1a the Company calculated the net present value of the future payments and disclosed the future payments net of the discount of $14,948 as a liability on the balance sheet using an imputed interest rate of 8.5%.

The accrued interest expense on the note payable for the quarter ending November 30, 2011 was $2,911, reducing the note discount balance to $11,081 at the balance sheet date.  The Company expects to recognize total interest expense of $9,346 in fiscal year 2012 and $5,603 in fiscal year 2013.

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

During the first quarter of 2012 the Company issued 4,533,333 shares of common stock for cash consideration of $544,000.

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

When the final facility was approved and executed, the Company paid a document preparation fee to the funding source of $10,000 and paid them 50,000 restricted shares of the Company's stock in consideration of the Facility's creation and funds availability.  When the shares were issued the most recent shares sold at the market rate of $.96, resulting in a non-cash expense of $48,000 being recognized in the current quarter.  These shares are restricted in that they cannot be sold for six months.  In addition, if The Company does not use the capital raise or the funding source is unable to generate the agreed upon capital, the shares are to be returned to the Company.  However, in consideration of the accounting principal of “more likely than not” as explained in accounting standards codification 350-25-35-30 and 740-10-25-6 the Company recognized the expenses in the current quarter.

On September 8, 2010, in the second quarter of FY 2012 the Company reverse split its shares at a rate of 8 to 1 resulting in total shares outstanding changing from 38,579,925 to 4,822,491.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30,	May 31,
	2011	2011
Furniture & removed extra fixtures	$29,902	$27,967
Leasehold improvements	9,540	9,540
	39,442	37,507
Less: accumulated depreciation	(34,356)	(30,561)
	$5,086	$6,946

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the six months ended November 30, 2011 and 2010 was $3,795 and $3,377 respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	November 30,	May 31,
	2011	2010
Website development costs	$115,743	$113,718
Less: accumulated amortization	(52,433)	(50,560)
	$63,310	$63,158

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2011 and 2010 was $3,898 and $3,641 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the first quarter of 2010 the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at November 30, 2011.

2012	$63,109
2013	$21,175

Concentrations — During the periods ending November 30, 2011 and 2010; all of the Company’s revenue was derived from its operations in PRC.

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

Trading status - The Company effectively finalized the process of becoming a publicly traded entity and received the trading symbol of CIIX December 7, 2011.

New product line – In December of 2011, the Company started working with another company marketing and offering back-office support for Chinese customers for a company that trades binary option.  In the first month this new relationship generated revenues of over $30,000.

Private Placement – During the third quarter of 2012, the Company was studying the option of opening a private placement of up to $1,000,000 of its preferred stock at $1.00 per share.  As of January 13, 2012, the Company had not started selling the authorized shares.

Financial Tables and Explanations

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
Operating revenues
Subscription revenue	$157,882	$179,890	$333,803	$352,090
FOREX revenue	9,156	17,740	20,847	44,100
Advertising revenue	8,700	8,100	38,680	16,200
Total revenue	175,738	205,730	393,330	412,390

Cost of services sold	112,943	133,580	292,948	266,780

General & administrative expenses	332,235	130,288	585,796	398,028
Advertising expenses	39,519	19,450	79,840	39,850

Net (loss) for the quarter	(308,959)	(77,588)	(565,254)	(292,268)

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

Business Environment and Trends

Global markets have been negatively impacted by a variety of factors, and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions. While we expect these trends will to continue to affect our growth rate and operating results for the short term, we also expect our revenue to reflect these conditions as well as be affected by our advertising investment on a quarter-over-quarter basis for the balance of fiscal year ending May 31, 2012.

Six months ended November 30, 2011 compared to the six months ended November 30, 2010

Revenues

Subscription Revenue:  There was a slight decrease in subscription revenues from $352,090 in the six months ended November 30, 2010 to $333,803 in the six months ended November 30, 2011, representing an approximate 5% decrease in subscription revenues.  This decrease was primarily caused by the Company making a substantial investment in running conferences in the USA and Canada to introduce their products to new potential customers.  However, the Company has not seen an immediate increase in sales, but is hoping they will be able to benefit from these new contacts in the second part of the fiscal year.  In addition, in the third quarter of 2011, the company entered into a new service agreement with an unrelated company to provide back office support services similar to the agreement they currently have with FOREX.  This new revenue source generated over $30,000 in December of 2012.  Since this is a new relationship, it is still uncertain the level of revenue which will be consistently generated on an ongoing basis.

FOREX Revenue:  The decrease in FOREX revenue from $40,100 (six months ending November 30, 2010) to $20,847 (six months ending November 30, 2011) is consistent with the previously discussed tapering off of this revenue stream.

Advertising Revenue:  The significant increase in advertising revenue from $16,200 to $38,680 was caused by additional advertising contracts for advertising during the conferences that the Company has been sponsoring.  This is not projected to be an ongoing revenue source.

Expenses

Cost of Services Sold:  The cost of services sold increased from $266,780 to $292,948 from FQ2 2011 to FQ2 2012 as the company had expanded its operations in PRC to prepare for the projected increase in subscription revenues associated with new revenue lines the Company is trying to establish.  This category of expenses primarily consists of the cost of the PRC operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin will improve.

General & administrative expenses:  The Company’s administrative expenses of $585,795were substantially higher in the six months ended November 30, 2011 than they were in the period ended November 30, 2010 of $398,028, which represents a 32% increase for the period. Many of these expenses were related to organizing sales conferences as well as establishing a trial office in Vancouver, Canada.  Due to the lack of generating substantial increases sales the Company has discontinued both of these initiatives and expects expenses in this category to decline substantially in subsequent periods.

Advertising:  Advertising expenses increased 100%, from $39,850 in the six month period ending November 30, 2010 to $79,840 for the similar period ending November 30, 2011.  This increase lever of expenditures is not expected to be maintained in the second half of the fiscal year.

Equity

In the first quarter of 2012 the Company raised $544,000 through the sale of Company stock through a private placement memorandum.  In the second quarter of 2012 the Company issued 50,000 shares of the Company stock, resulting in recognizing an expense of $48,000, as payment to a private equity fund raising firm that is expected to raise additional capital for the Company within the next 24 months.

Quarter ended November 30, 2011 compared to the quarter ended November 30, 2010

Revenues

Subscription Revenues: Revenues in the second quarter declined from $179,890 in the second quarter of 2012 to $157,882 in the second quarter of 2011 primarily due to the CEO’s time investment in new revenue streams that have not yet produced an increase in revenues.

FOREX Revenue:   The decrease in FOREX revenue from $17,740 in the second quarter of 2012 to $9,156 in the second quarter of 2011 is consistent with the previously discussed tapering off of this revenue stream.

Advertising Revenue:  Advertising revenues in the second quarter of 2012 were $8,700 compared to the second quarter revenues of 2012 of $8,100.  In the first quarter of 2012 advertising revenues were significantly higher than the same quarter in 2011.  This one quarter increase was not expected to continue and advertising revenues in the current quarter are in line with expectation for the remainder of the year.

Expenses
Costs of Goods (Services) Sold: The cost of services sold declined 15% from $133,580 in the second quarter of 2011 to $112,943 in the second quarter of 2012.  This decrease was primarily caused by a reduction in commissions paid to the sales people in Shanghai.   This decrease is consistent with the current quarter reduction in subscription revenues.

General & Administrative Expenses: The Company’s administrative expenses of $332,235 were substantially higher in the quarter ended November 30, 2011 than they were in the period ended November 30, 2010 of $130,288, which represents a 155% increase compared to the similar period. Many of these expenses were related to organizing sales conferences as well as establishing a trial office in Vancouver, Canada.  Due to the lack of generating substantial increases sales the Company has discontinued both of these initiatives and expects expenses in this category to decline substantially in subsequent periods.

Advertising Expenses:  Advertising expenses increased 103%, from $19,540 in the second quarter of 2011 to $39,519 in the second quarter of 2012.  This increase lever of expenditures was primarily caused by higher advertising expenses related to new initiative.

Liquidity

The Company is currently addressing its liquidity issues by continually building upon its revenue generation subscription service products, establishing other products offered, and by seeking investment capital through private placement of common stock and debt. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations. It should be noted that the Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

While all of these factors as noted above have the potential to impact the Company’s liquidity in either a positive or negative fashion, it is the Company’s position that should there be a continuing deficit in our operating costs it will likely be the result of the additional cost burden of being a publicly reporting company. To that end the Company feels it will be able to raise the necessary capital to continue operations via the sale of additional stock as already disclosed and noted herein but we can offer no guarantee that we will be able to raise the needed working capital to provide liquidity through year end 2012. Once the Company establishes the additional revenue streams and completes the raising of additional funds through the private placement of convertible preferred stock, it should be able to attain a break even operating basis and subsequent to a modest time period, achieve a cash flow positive position.

Plan of Continued Operations

We have initiated a private placement of our common stock as well as convertible preferred stock to insure the company has adequate cash to meet its continuing obligations as well as expand its business (as discussed in our Form 10-12G) in China into the education sector.  It is our intent to focus on continuing to build our subscription and advertising revenues through focused advertising as well as seminars and to add to that mix an educational services platform offered in a classroom as well as online setting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended November 30, 2011 the Company issued 50,000 shares of stock for services rendered by an unrelated company which resulted in the Company recognizing an expense of $48,000 in the current quarter.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: January 13, 2012	By:	/s/ Paul Dickman
Paul Dickman
Vice President, Accounting & Finance

Date: January 13, 2012	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer