Form 10-Q
period 2012-02-29
Chineseinvestors.com, Inc.
filed 2012-04-17
CIK 1459482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

The Registrant has 4,992,454 shares of common stock and 2,003,776 shares of preferred stock outstanding as of April 16, 2012.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 28, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.Com, Inc.

BALANCE SHEETS

As of	(Expressed in U.S. Dollars)

	(UNAUDITED) February 29, 2012	(Audited) May 31, 2011
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 1]	1,568,685	252,302
Accounts receivable, net [note 1]	8,821	4,560
Other current assets [note 1]	38,203	27,689
Total current assets	1,615,709	284,551
Property & equipment, net [note 4]	3,186	6,946
Website development, net [note 5]	63,387	63,158
Total assets	1,682,282	354,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	7,637	7,527
Commissions Payable [note 1]	158,846	—
Private placement rescentions payable [note 1]	69,631	—
Deferred revenue [note 1]	163,972	270,577
Accrued liabilities [note 1]	40,575	51,596
Total current liabilities	440,661	329,700
Long-term deferred revenue [note 3]	4,615	5,797
Total liabilities	445,276	335,497

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Common stock Authorized 80,000,000 common shares with a par value of $0.008 per share Issued and outstanding 4,992,454 common shares	39,200	39,217
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per share Issued and outstanding 1,851,000 preferred shares	1,851
Additional paid-in capital	9,089,981	6,883,867
Foreign currency gain/loss	1,670	1,321
Stockholder’s Deficit	(7,895,696)	(6,905,247)
Total stockholders’ equity	1,237,006	19,158
Total liabilities and stockholders’ equity	1,682,282	354,655

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended February 29,		Nine months ended February 29,
	2012	2011	2012	2011
Operating revenues
Subscription revenue	125,794	193,172	459,597	545,257
Binary option commissions	87,550		87,550
FOREX revenue	8,615	5,717	29,461	49,822
Advertising revenue	8,100	12,600	46,780	28,800
Total revenue	230,059	211,489	623,388	623,879

Cost of services sold	154,181	159,270	447,129	426,055

General & administrative expenses	323,830	175,009	909,624	573,032
Commissions for private placement memorandum	158,846		158,846
Advertising expenses	52,135	22,200	131,975	62,050

Net (loss) for the quarter	(458,933)	(144,990)	(1,024,186)	(437,258)

Gain on early extinguishment of debt	33,738	—	33,738	—

Loss from continuing operations	(425,195)	(144,990)	(990,448)	(437,258)

Weighted average number of common shares outstanding – basic	34,250,579	34,250,579	34,250,579	34,250,579

Earnings (loss) per share - basic	(0.00)	(0.00)	(0.01)	(0.01)
Weighted average number of common shares outstanding – diluted	42,030,579	42,030,579	42,030,579	42,030,579
Earnings (loss) per share - diluted	(0.00)	(0.00)	(0.01)	(0.01)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended February 29,	(Expressed in U.S. Dollars)

	2012	2011

OPERATING ACTIVITIES
Net (loss) for the nine month period	$(1,024,186)	$(437,258)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	11,541	10,738
Share based compensation	48,000	160,741
Deposits	(10,165)	(1,181)
Accounts receivable	(4,261)	3,040
Accounts payable	110	(2,925)
Other accrued liabilities	115,855	(4,187)

Net cash (used in) operating activities	(863,106)	(271,032)

INVESTING ACTIVITIES
Purchase of equipment	(8,011)	(8,658)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	544,000	261,000
Proceeds from private placement of Preferred stock	1,851,000
Cash used for treasury stock purchase and retirement	(207,500)
Purchase and Retirement of Shares	—	—
	2,187,500	261,000

Increase (decrease) in cash and cash equivalents	1,316,383	(18,690)
Cash and cash equivalents, beginning of quarter	252,302	154,802
Cash and cash equivalents, end of quarter	1,568,685	136,112

Supplemental disclosure of cash flow information
Cash paid for interest, net of interest capitalized	—	—
Cash paid for income taxes	—	—
Cash paid for China representative office tax	32,876	27,229

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

Cash Flows — Cash flows used in operations for the nine month period ended February 29, 2012 and 2011 were $831,688 and $271,032, respectively which was an increase over prior quarters. Increased marketing costs, business line expansion, and higher general and administrative costs due to the cost of developing and marking a new conference initiative promoting its products were the primary reasons for this increase.

Capital Resources — As of February 29, 2011, the Company had cash and cash equivalents of $1,568,685 as compared to cash and cash equivalents of $252,302 as of May 31, 2011.

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

Revenue recognition — Revenue consists of four primary sources:

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

4.  Commissions earned from setting up binary option accounts for Option World, a Chinese base binary option trading platform.  As an incentive to encourage people to set up larger accounts, Option World will give a gift of various consumer electronic products, for example a new $10,000 account receives an Ipad or Iphone and a $20,000 account receives a Macbook Air.  Since Chineseinvestors.com, Inc. has the primary relationship with these customers, the company will provide these products to the customers and then Option World will reimburse them for these expenses.  During the quarter ended February 29, 2012 the cost of the incentives was $41,974, both received and spent.  Since these transactions were basically “pass-through transactions” these numbers were netted against each other and were not included in revenue or expense.

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At February 29, 2012 and May 31, 2011 there were deposit balances in a US bank of $1,542,510 and $245,191, respectively. In addition the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in PRC is secured by the Chinese government. At February 29, 2012 and May 31, 2011 there were deposits of $26,175 and $7,111, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and when the credit card processing company deposits the cash to the Company account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. As of February 29, 2012 and May 31, 2011, the Company had accounts receivable of $8,821 and $4,560, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of February 29, 2012 and 2011, the Company determined that based on historically having no bad debts an allowance was not needed.

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

Other current assets were $38,203 and $27,689 at February 29, 2012 and May 31, 2011, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $11,542 and $10,728 for the nine months ended February 29, 2012 and 2011, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of February 29, 2012 and May 31, 2011.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	November 30,	May 31,
	2011	2011
China Employees Salaries and Commissions Accrual	$19,459	$23,479
Representative Office Tax Accrual	8,448	5,249
Other Accruals	12,668	22,873
	$40,575	$51,596

Private placement rescentions payable – The Company initially planned to raise $1,000,000 through the sale of convertible preferred stock, but due to the amount of interest in these shares the Company decided to increase the raise to $2,000,000.  As a requirement to increase the PPM to that level the Company had to give notice to all investors that had already purchases shares in the PPM, and give them the option of resending their purchase due to the dilutive effect of the additional shares.  A total of four investors rescinded their purchase resulting in the company having a balance of $69,631 to return to them at February 29, 2012.

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

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $131,975 and $62,050 in the nine months ended February 29, 2012 and 2011, respectively.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Nine Months Ended
	February 29,	February 29,
	2012	2011
Stock options	50,000	312,500
Total share-based compensation expense	$48,000	160,741

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2009	510,000	0.032
Granted	482,813	$0.56
Exercised	(156,250)	0.80
Forfeited or expired	—	—
Balance at May 31, 2010	836,563	$0.48
Granted	50,000	$.00
Exercised	(119,963)	.80
Forfeited or expired	(312,500)	0.00
Balance at February 29, 2012	454,100	$0.48

The following table presents information regarding options outstanding and exercisable as of February 29, 2012:

WWeighted average contractual remaining term — options outstanding	2. 19 years
Aggregate intrinsic value — options outstanding	—
Options exercisable	265,718
Weighted average exercise price — options exercisable	$.56
Aggregate intrinsic value — options exercisable	—
Weighted average contractual remaining term — options exercisable	2.84 years

As of February 29, 2012, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

Significant Shareholder Stock Repurchase and debt issuance —In the first quarter of 2011 the Company repurchased and retired 5,170,106 shares and 2,500,000 options from a significant shareholder, which completely liquidated his interest in the Company.  The total cost of the transaction to the Company was $250,000.  The initial payment of $100,000 was made in August, 2011 and the other $150,000 was due as a non-interest bearing note payable in two equal installments.  The first payment was due in the fourth quarter of the 2012 fiscal year and the final payment was due in the fourth quarter of fiscal year 2013.  As there was no stated interest rate, in compliance with ASC 835-30-45-1a the Company calculated the net present value of the future payments and disclosed the future payments net of the discount of $14,948 as a liability on the balance sheet using an imputed interest rate of 8.5%.

During the quarter ending February 29th, 2012 the Company agreed to a early payoff of the entire note for a cash payment of $107,500 delivered February 10th, 2012.  In accordance with ASC 470-50-40-2 the company recorded the gain of $33,738, on the early retirement of note payable in other comprehensive income on the face of the financial statements.

The Company continued to accrued interest expense on the note payable for the quarter ending February 29, 2012 until the date the note was paid off and recognized an additional $2,319, reducing the note discount balance to $8,762 at upon the note being retired balance was adjusted to zero.

3.	Stockholders’ Equity:

At February 29, 2012 and May 31, 2011, the Company was authorized to issue 80,000,000 shares of common stock, $.008 par value per share.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized.  All commons stock shares have full dividend rights.  However, it is not anticipated that the Registrant will be declaring distributions in the foreseeable future.

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

When the final facility was approved and executed, the Company paid a document preparation fee to the funding source of $10,000 and paid them 50,000 restricted shares of the Company's stock in consideration of the Facility's creation and funds availability.  On November 4th, when the shares were issued the most recent shares sold at the market rate of $.96, resulting in a non-cash expense of $48,000 being recognized in the current quarter.  These shares are restricted in that they cannot be sold for six months.  In addition, if The Company does not use the capital raise or the funding source is unable to generate the agreed upon capital, the shares are to be returned to the Company.  However, in consideration of the accounting principal of “more likely than not” as explained in accounting standards codification 350-25-35-30 and 740-10-25-6 the Company recognized the expenses in the second quarter in general and administrative expense.

On September 8, 2010, in the third quarter of FY 2012 the Company reverse split its shares at a rate of 8 to 1 resulting in total shares outstanding changing from 38,579,925 to 4,822,491.

Series A Convertible Preferred Stock

During the current quarter, ending February 29, 2012, the Company issued 1,851,000 shares of preferred stock as Series A convertible preferred stock for total proceeds of $1,851,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors.

No dividends have been declared as of February 29, 2012. However, upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $500,470 ($1.06 common stock price February 29th, 2012 compared to $.80 effective conversion rate=$.26 per share.  $.26 times 1,924,888=$500,470), as a deemed dividend recognizable over the next six months, resulting in a line item on the income statement under the Net Income (Loss) line for “Deemed dividend for beneficial conversion of convertible preferred stock” of  $250,235 in the next two quarters which will increase our paid-in capital and reduce our retained earnings.   This deemed dividend was calculated based upon a closing price on February 29, 2012 (the date the shares were formally accepted by the Company) of $1.06 per share and an effective sale price (with conversion) per the preferred share agreement of $.80 per share of common stock.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	February 29,	May 31,
	2012	2011
Furniture & removed extra fixtures	$29,902	$27,967
Leasehold improvements	9,540	9,540
	39,442	37,507
Less: accumulated depreciation	(36,256)	(30,561)
	$3,186	$6,946

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the nine months ended February 29, 2012 and 2011 was $5,695 and $5,149 respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	November 30,	May 31,
	2011	2010
Website development costs	$119,794	$113,718
Less: accumulated amortization	(56,407)	(50,560)
	$63,387	$63,158

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 29, 2012 and 2011 was $5,847 and $5,579 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the first quarter of 2010 the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at February 29, 2012.

2012	$63,109
2013	$21,175

Office Lease – Shenzhen office lease – The Company lease office space for six months in Shenzhen, China as part of a new initiative to promote the binary options sales.  The lease period started March 1, 2012 and will terminate August 31, 2012, resulting in the following future commitments, based on the exchange rate at February 29, 2012.

2012	$14,097
2013	$14,097

Concentrations — During the periods ending February 29, 2012 and 2011, all of the Company’s revenue was derived from its operations in PRC.

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

Preferred Stock Sale - The Company completed its sale of convertible preferred stock by raising an additional $152,776 in the fourth quarter of 2012, resulting in issuing a total of 2,003,776 shares of convertible preferred stock at $1.00 per share, through which the Company raised a total of $2,003,776.

Addition of Vice President of Sales – Subsequent to the quarter end the company hired Keevin Gillespie for the roll of vice president of sales.  The company is currently working on finalizing his employment agreement and will have that in place by year end.

Financial Tables and Explanations

STATEMENTS OF OPERATIONS AND (LOSS)
(UNAUDITED)

	Three months ended February 29,		Nine months ended February 29,
	2012	2011	2012	2011
Operating revenues
Subscription revenue	$125,794	$193,172	$459,597	$545,257
Binary option commissions	87,550		87,550
FOREX revenue	8,615	5,717	29,462	49,822
Advertising revenue	8,100	12,600	46,780	28,800
Total revenue	175,738	211,489	665,362	623,879

Cost of services sold	154,181	159,270	447,129	426,055

General & administrative expenses	323,830	175,009	909,624	573,032
Advertising & other expenses	252,955	22,200	332,795	62,050

Net (loss) for the quarter	(458,933)	(144,990)	(1,024,186)	(437,258)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ChineseInvestors.com, Inc. (“the Company”, “we” or “us”) endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in Chinese language character sets (traditional and simplified). Our services are primarily used by Chinese speaking individuals living in North America. We offer several types of subscription-based services and serve several levels of investors and traders (novice to professional). Our market coverage includes the general range of US financial markets, Chinese ‘A’ shares, and the Forex and binary option market.

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

Nine months ended February 29, 2012 compared to the nine months ended February 28, 2011, 2011

Revenues

Subscription Revenue:  There was a decrease in subscription revenues from $545,257 in the nine months ended February 28, 2011, 2011 to $459,597 in the nine months ended February 29, 2012, representing an approximate 16% decrease in subscription revenues.  This decrease was primarily due to the Company making a substantial investment in binary option revenue stream and efforts related to raising capital through the sale of the convertible preferred stock.

Binary Option Commissions:  In December 2011, the Company began generating revenue through entry into an affiliate agreement with ‘Option World” (KrisWorld Development Limited of Hong Kong). This relationship provides for fees to be paid to the Company for various new account and existing account support activities noting that the Company also provides award fulfillment as well as other customer support related services to Option World and as related to their services as it relates to the Chinese Customer Marketplace.  To the period ending February 29, 2012 the Company has generated $87,550 in additional revenue from this relationship.

FOREX Revenue:  The decrease in FOREX revenue from $49,822 (nine months ending February 28, 2011, 2011) to $29,462 (nine months ending January 29, 2012) is consistent with the previously discussed tapering off of this revenue stream.

Advertising Revenue:  The significant increase in advertising revenue from $28,800 to $46,780 was caused by additional advertising contracts for advertising during the conferences that the Company has been sponsoring.  This is not projected to be an ongoing revenue trend, and in the coming year the Company expects advertising revenue to decrease to a level similar to its historical trend.

Expenses

Cost of Services Sold:  The cost of services sold increased slightly from $426,055 to $447,129 from the nine months ending January 29th, 2011 to a similar period ending in 2012 as the company had expanded its operations in PRC to prepare for the projected increase in subscription revenues associated with new revenue lines, including binary option fees the Company is currently establishing.  This category of expenses primarily consists of the cost of the PRC operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin will improve.

General & administrative expenses:  The Company’s administrative expenses of $909,624 were substantially higher in the nine months ended February 29, 2012 than they were in the period ended February 28, 2011, 2011 of $573,032, which represents a 59% increase for the period. Many of these expenses were related to organizing sales conferences as well as establishing a trial office in Vancouver, Canada, which was subsequently closed.  In addition, the Company has added additional personnel to the office in Arcadia and opened a new location in Shenzhen, China.  At various times during the quarter there have been up to an additional 10 employees between these offices.  All employees hired have been hired with a three month probation period.  In addition the company awarded year-end bonuses to employees in China to celebrate the Chinese New Year and awarded bonuses totaling $36,000 to various executives of the Company in recognition of their work in getting the Company to publicly traded status.

Advertising:  Advertising expenses increased over 100%, from $62,050 in the nine month period ending February 28, 2011, 2011 to $131,975 for the similar period ending February 29, 2012.  This increased expenditure level was primarily due to advertising expenses related to conferences to promote the new binary option initiative.

Equity

In the first quarter of 2012 the Company raised $544,000 through the sale of Company stock through a private placement memorandum.  In the third quarter of 2012 the Company issued 50,000 shares of the Company stock, resulting in recognizing an expense of $48,000, as payment to a private equity fund raising firm that is expected to raise additional capital for the Company within the next 24 months.  In the third quarter of 201 the Company raised $1,851,000 through the sale of convertible preferred stock through a private placement memorandum.

Quarter ended February 29, 2012 compared to the quarter ended February 28, 2011, 2011

Revenues

Subscription Revenues: Revenues in the third quarter declined from $193,172 in the third quarter of 2012 to $125,794 in the third quarter of 2011 primarily due to the CEO’s time investment in new binary option business.

Binary option revenues: In the third quarter of 2012 the Company has generated $87,550 in additional revenue from this relationship.

FOREX Revenue:   The decrease in FOREX revenue from $8,615 in the third quarter of 2012 to $5,717 in the third quarter of 2011 is consistent with the previously discussed tapering off of this revenue stream.

Advertising Revenue:  Advertising revenues in the third quarter of 2012 were $8,100 compared to the third quarter revenues of 2012 of $12,600.    This decrease was caused by the Company losing an advertiser from the same period of the prior year.

Expenses
Costs of Goods (Services) Sold: The cost of services sold declined 10% from $159,270 in the third quarter of 2011 to $154,181 in the third quarter of 2012.  This decrease was primarily caused by a reduction in commissions paid to the sales people in Shanghai related to subscription revenues.   This decrease is consistent with the current quarter reduction in subscription revenues.

General & Administrative Expenses: The Company’s administrative expenses of $323,830 were substantially higher in the quarter ended February 29, 2011 than they were in the period ended February 28, 2011 of $175,009, which represents a 155% increase compared to the similar period. Many of these expenses were related to organizing sales conferences as well as establishing a trial office in Vancouver, Canada.  Due to the lack of generating substantial increases sales the Company has discontinued both of these initiatives and expects expenses in this category to decline substantially in subsequent periods.

Advertising Expenses:  Advertising expenses increased 103%, from $19,540 in the third quarter of 2011 to $39,519 in the third quarter of 2012.  This increase lever of expenditures was primarily caused by higher advertising expenses related to new initiative.

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

While all of these factors as noted above have the potential to impact the Company’s liquidity in either a positive or negative fashion, it is the Company’s position that should there be a continuing deficit in our operating costs. To that end the Company feels it will be able to raise the necessary capital to continue operations via the sale of additional stock as already disclosed and noted herein but we can offer no guarantee that we will be able to raise the needed working capital to provide liquidity through year end 2012. Once the Company establishes the additional revenue streams and completes the raising of additional funds through the private placement of convertible preferred stock, it should be able to attain a break even operating basis and subsequent to a modest time period, achieve a cash flow positive position.

Company Executive Promotions

During a board meeting in the current quarter the Company promoted two members of their management team.  Paul Dickman was promoted to the position of Chief Financial Officer, from having that same roll on a contract basis and Brett Roper was promoted to Chief Operations Officer from the roll of director of administrative services.  The Company does not yet have formal employment agreement with these individuals for their new positions, but is planning to have those finalized by year end.

Plan of Continued Operations

We have initiated a private placement of our common stock with Kodiak Capital, to insure the company has adequate cash to meet its continuing obligations as well as expand its business.  It is our intent to focus on continuing to build our subscription and advertising revenues through focused advertising as well as seminars.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 29, 2012 the Company issued 1,851,000 shares of preferred stock, to fund its continued operations.

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Exhibit 101.INS	XBRL exhibit
Exhibit 101.SCH	XBRL exhibit
Exhibit 101.CAL	XBRL exhibit
Exhibit 101.DEF	XBRL exhibit
Exhibit 101.LAB	XBRL exhibit
Exhibit 101.PRE	XBRL exhibit

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: April 16, 2012	By:	/s/ Paul Dickman
Paul Dickman
Vice President, Accounting & Finance

Date: April 16, 2012	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer