Form 10-K
period 2012-05-31
Chineseinvestors.com, Inc.
filed 2012-08-29
CIK 1459482

ef

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number: 0-28599

CHINESEINVESTORS.COM, INC.

(Exact name of registrant as specified in its charter)

Indiana	91-2008633
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

13791 E. Rice Place, Suite # 107, Aurora, CO 80015

(Address of principal executive offices, including zip code)

(303) 481-4416

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.008 par value	None

Securities registered pursuant to Section 12(g) of the Act: All Common Stock $0.008 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of August 29, 2012, there were outstanding 5,103,624 shares of the issuer’s common stock, par value $0.008 per share and 2,003,776 shares of the issuer’s preferred stock, par value $0.001 per share.

Documents incorporated by reference: None

1

CHINESEINVESTORS.COM, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MAY 31, 2012

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

The stockholders of Chineseinvestors.com, Inc. were issued 8,200,000 shares of our common stock, or approximately 96% of our total outstanding common shares. After giving effect to the acquisition. Chineseinvestors.com, Inc. became a wholly owned subsidiary and we changed our name to Chineseinvestors.com, Inc.  Immediately prior to the acquisition of Chineseinvestors.com, Inc., MAS Capital Inc. returned 8,200,000 shares of common stock for cancellation without any consideration.

Chineseinvestors.com, Inc. was established as an ‘in language’ (Chinese) financial information web portal, offering various levels of information relative to the US Equity and Financial Markets as well as certain other specific financial markets (including China A Shares, FOREX, etc.). Over the years, various informational components have been added and the general content improved as the Company continues to derive the majority of its income from various subscription services it offers to its customers.  We offer subscription services to provide education about investing and news and analysis on the stock market as well as news about particular stocks that we are following.  Nevertheless, we do not provide our subscribers with individualized investment advice and never have investment discretion over any subscribers’ or site visitors’ funds.

Chineseinvestors.COM, Inc. has been in continuous operation since July of 1999 using the web domains (uniform resource locators) of www.chineseinvestors.com and www.chinesefn.com.

We established a Representative Office business presence in leased office space in Shanghai, China in late 2000 from which we could fulfill most of our support types of service and also have a leased office presence in Arcadia, California.

In early 2010, the Company began to prepare the necessary documents and information needed for a Form 10 submission to facilitate the Company’s’ ability to raise capital on the public market. In particular, we have retained the firm of B F Borgers CPA PC to be our independent auditor.

We filed our Form 10/12G on or about November 29, 2010 with the SEC and responded to all comments, receiving our letter of acknowledgement and completion of that process on or about June 10, 2011. During the interim time period we filed all documents as required by the SEC relative to amendments, forms 10Q’s, and 8K’s as necessary, and revisions thereto.

We began a search for a Market Maker in early 2011, eventually selecting Glendale Securities having offices in Sherman Oaks, California.

As of May 2012, the Company employed 47 (2011-35) persons in its Shanghai Office in a raviety of administrative and operational capacities, including its CEO and Office Manager. All but 5 (2011-3) are employed full time. The Company also has two contract officer(s) and a full time support team member employed in the US.

As of August 2012, the Company employs 53 persons in its Shanghai Office in a variety of administrative and operational capacities, including its CEO and Office Manager. Additionally, it employs 21 persons in its newly established Client Service Center in Shanghai, which supports the Company’s new Binary Options initiative in partnership with KrisWorld Limited of Hong Kong. The Company also has two contract officer(s) and one full time support team member employed in the US.

1.b.) Shareholder, Company, and Material Events Recap.

In November 2009, the Company completed a private placement of stock that started in December, 2008. We raised a total of $1 million in that private placement. In addition, the Company initiated work to compile the financial statements and data that would eventually be used in the generation of its audited financial statements.

In December of 2009, the Company purchased a note held by Hollingsworth LLC, a past majority shareholder   for $112,500. The note was related to a purchase of Hollingsworth LLC’s interests in the Company by Mr. “Sabean” (hereafter referred to as “Sabean”), a shareholder in October of 2005 (as noted in our prior disclosures).

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

In April of 2010 and with Mr. Myers earlier resignation in March of 2009, the Board of Directors had been seeking a new independent member for the Board of Directors, as it anticipated filing a Form 10 registration statement in an effort to become a public reporting company later in the year.  On April 30, 2010, James S. Toreson was appointed to the Board of Directors.  The Board of Directors felt that Mr. Toreson’s general corporate experience and past service with the Company (Interim CEO from March 2002 through March 2003) qualified him as an excellent choice for its 1st independent director.  Mr. Toreson was originally nominated by Hollingsworth LLC as a condition of their participation and purchase of stock as noted but Mr. Toreson has not been affiliated with the Hollingsworth or its principals since March of 2003.

On June 26, 2010, the Company held an annual meeting of its shareholders in Arcadia, California.   Mr. Wang, Mr. Roper, and Mr. Toreson were elected to full terms as directors at the meeting.

The Company filed a Regulation D offering in January of 2011.  The proceeds of the private placement will be focused on continuing our growth.  As of May 2011 we had raised $525,000 through the sale of 4,375,002 shares of common stock at $0.12 per share, adding 17 new shareholders resulting in a total of 352 shareholders of record. We are not using a broker-dealer to sell our shares.

In June 2011 the Company elected to increase the target amount raised within the Regulation D offering from $1million to $1.5million.

As of August 29, 2011 the Company had raised $1,069,000 through the sale of 8,908,335 shares of its common stock to 27 accredited investors.

In August of 2011, the Company repurchased 5,170,106 shares and retired 2,500,000 options belonging to “Sabean” in consideration of a payment of $250,000 that included certain repayment terms and condition. As of August 3, 2011 “Sabean” is no longer a shareholder in the Company.

In December of 2011, the Company entered into an agreement for services with KrisWorld Development Limited of Hong Kong in support of their Binary Options business and as noted in various news releases at that time.

In March of 2012, the Company retired the remaining balance of the note related to the repurchase of shares as noted above with Sabean at a substantial discount as reflected in our financial statements.

In March of 2012, the Company completed an offering of its convertible preferred stock raising $2,003,776 through the sale of 2,003,776 shares of its convertible preferred stock. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance of February 29, 2012. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors.

In May of 2012, the Company began to offer various corporate consulting services as well as public company consulting for smaller private businesses considering various public options and as noted in various news releases at that time.

In July of 2012, the Company modified its services agreement with KrisWorld Development Limited of Hong Kong in consideration of deploying a Client Service Center related to supporting service offerings with KrsiWorld in Shanghai, China. This new Client Service Center is designed to accommodate up to 80 employees and began operations in early August of 2012.

1.c.) General Company Information.

Market and Market Prospects

The Company’s primary market focus is on the segment of the Chinese population (both in the US and abroad) that does not have English language reading and or speaking skills but who wish to participate in the various financial markets that typically do not offer real time Chinese language information from an investment and or general information perspective. With the emergence of a Chinese middle class as well as those who have had wealth transferred to them, there appears to be a continuing expansion of interest by the Chinese public in the general financial and securities marketplace as a whole.

More recently the Company has begun to focus on the development of various additional service initiatives including 1) offering consulting services, 2) establishing and operating a client service center for one of its business partners, 3) offering various investor and public relation services, 4) reworking its content services division to deliver a higher quality of information as well as building up its current client base, and 5) offering additional services within its current business channel.

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

The Company has worked toward establishing its web presence. Due to the lack of site use information in competitor companies and based upon our web site access metrics; the Company must acknowledge that while it has a substantial public audience, it is difficult to ascertain exactly where any specific leadership position lies and therefore can make no definitive statement as to an overall position of our website and presence within our specific marketplace. Recently (July 2012 Web Trends Report) the Company experience over 150,000 unique visitors represented by just under 400,000 visitor sessions, noting the average site visit lasted just over 31 minutes.

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

To facilitate the offering of our services the Company has five full time editorial staff members.  Each staff member is a graduate of a college or university in China and is fluent in English.  These staff members monitor CNBC, Bloomberg and other sources of financial news for developments on the stocks being tracked.  They listen to conference calls conducted by the management of the tracked stocks, but do not ask questions.  The staff members translate the news, developments and their notes and provide that information to the subscribers.  The stocks tracked are generally large capitalization stocks traded on the NYSE or NASDAQ-NMS.  Companies are selected based on industry and market segment.  The Company periodically selects and or drops the companies being tracked.

Our Subscription Services

A substantial portion of our revenue is derived from the annual and monthly subscription fees charged for our service offerings. We receive subscription fees at the beginning of the subscribers’ subscription periods and defer recognition of these fees for revenue recognition purposes over the period over which the revenue is earned. Membership Services include, but are not limited to, the following:

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

Dark Horse Subscription Services

The Dark Horse column focuses on the US-listed small-cap stocks (with trading caps below 100 million shares over the twelve months calendar year); a place where investors from novices to professionals come to for ideas on which companies demonstrate certain characteristics indicating growth even in a challenged economy.   This is a subscription based service that analyzes individual stocks and provides an experienced investor’s opinion to all members of the service on various companies.  This analysis does not provide individual investment advice but rather provides an outlook as to the company’s current and potential performance to the entire group.   The Dark Horse research staff spends time daily researching small-cap stocks (virtually all of which are listed for trading on the NYSE or NASDAQ-NMS) to identify those issues with advancement potential based upon various commonly used measurement metrics every week from more than 9,000 US-listed stocks for the service's model portfolio.

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

Typical Customer Service or Technical Support Calls include:

•	What's the website address of chinesefn.com;
•	How do I access the website or how do I register online;
•	What products are free and which ones are offered at a cost;
•	What is the cost of a particular product;
•	Where to login our membership section;
•	Company intro and what content they can get access to our website;
•	When and where they can find the updated news;
•	Where are the archives; etc.
•	Customer can't login to the website; (technical support)
•	The computer can't refresh the webpage; (technical support)
•	The computer can't submit user's message; (technical support)
•	The computer can't show the web content in traditional Chinese (technical support)

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

The Company is currently exploring other media opportunities, more specifically with CBN (China), a cable service in China with approximately 120,000,000 subscriber points of service in Shenzhen, Shanghai, and the general southern China coastal geography and with FX168 in offering various awareness campaigns in China related to its partner KrisWorld Development Limited of Hong Kong.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as a office presence in Arcadia, California.  It also maintains a correspondence address in Arcadia, California on a month to month basis as well as an executive office suite in Aurora, Colorado.

Shanghai Offices	18 B-C, No 55, Huai Hai Road (W), Shanghai, China, 200030 (lease expired 05/01/2012) 21 J-K-L, No 55, Huai Hai Road (W), Shanghai, China, 200030 (lease expires 10/13)
Arcadia Offices	150 N Santa Anita Avenue, Suite 300, Arcadia, CA 91006 (month to month)
Correspondence Address	411 E. Huntington Drive, #107-228, Arcadia, CA 91006 (month to month)

Corporate Offices 13791 East Rice Place, Suite #107, Aurora, CO 80015 (lease exp. 02/13)

The Company has no other real property holdings or leases other than those as disclosed above.

Item 3. Legal Proceedings

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

In August of 2011, the Company repurchased 5,170,106 shares and retired 2,500,000 options belonging to Leon J. “Sabean” in consideration of a total payment of $250,000 ($100,000 on August 3, 2011 with two subsequent payments of $75,000 due April 28, 2012 and the second and final payment is due April 28, 2013).  As of August 3, 2011 “Sabean” is no longer a shareholder in the Company. See subsequent event footnote in the financial section of this document for additional information regarding this transaction. Subsequently, in March 2012 the Company was able to retire the $150,000 note in consideration of a reduced cash payment to Mr. Sabean of $107,500.

In summary the Company has reduced the shares outstanding via the “Sabean’ repurchase agreement(s) by 21,121,567shares (includes 2,500,000 options) at a cost of $515,000 or approximately $0.024 per share (at retirement) while raising $2,069,000 (December 2008 through August 29, 2011) through the sales of 18,908,337 shares of stock at $0.10 and $0.12 per share as noted.

In February of 2012 three persons holding options as already identified in past filings chose to exercise certain portions of those outstanding options causing an additional 139,908 shares to be issued to these individuals in accordance with the terms and conditions therein and as previously disclosed.

In February of 2012, the Company issued 95,760 shares of its common stock to 16 individuals (non-officer or director) in its current and past employees as consideration services provided as the Company worked to become publicly quoted.

In March of 2012, the Company completed an offering of its convertible preferred stock raising $2,003,776 through the sale of 2,003,776 shares of its convertible preferred stock. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ending May 31st)

Description	2012	2011	2010	2009	2008
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Total Revenues	$897,105	$845,097	$939,817	$697,933	$670,911
Less Cost of Goods Sold	(686,865)	$(556,195)	$(531,184)	$(442,776)	$(349,607)
Operating Income	210,240	$288,902	$408,633	$255,157	$321,304
Expenses, General & Administration	(1,995,918)	$(1,033,582)	$(954,846)	$(998,000)	$(360,985)
Income <Loss>, Continuing Operations	(2,206,158)	$(744,681)	$(546,213)	$(742,843)	$(39,681)
Income <Loss>, Per Share (Continuing Operations)	(.44)	$(0.17)	$(0.12)	$(0.14)	$(0.01)
Total Shares Outstanding (includes Options)	4,992,454	4,281,322	4,411,462	5,392,895	4,446,645
Long Term Obligations	3,871	$5,797	$8,015	$3,988	$–
Cash Dividends Declared per Common Share	–	$–	$–	$–	$–
Total Assets	1,248,967	$354,655	$252,063	$417,966	$200,515

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

Income <Loss, refers to the value remaining when subtracting Expenses, General & Administration from the Operating Revenues value.

Income <Loss>, Per Share refers to any income or loss per share value when dividing the Income <Loss>, value by the number of common shares outstanding.

Weighted Averages Shares Outstanding refers to the total number of shares outstanding at any given year end period.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2012

Subscription Revenue:  The Company experienced a significant decrease in subscription based revenues ($760,748 in FY 2011 decreasing to $552,327 in FY 2012) as it was exposed to the various volatilities of the overall marketplace and individual investors continued to retreat to the ‘sidelines’. It should also be noted that while certain negative market conditions will continue to impact these sales, the Company has recently hired a new Content Services Editor in Chief (August of 2012) as well as support team that is being tasking with improving our content as well as generating new subscribers (free as well as paid service related) through various new initiatives.

FOREX Revenue:  There was a decrease in FOREX revenue from $55,822 (FY 2011) to $29,324 (FY 2012) noting this decline in revenues is expected to continue as we experience less demand for back of the house support services that generate the revenue within this category as well as a general pull back in the individual investor community related to this market segment.

Advertising Revenue:  The revenue from advertising increased from $28,800 (FY 2011) to $52,180 (FY 2012) and is expected to increase again during this next annual period as we roll out new service offerings including those related to IR (investor relations) and PR (public relations) services and continue to invest in our general infrastructure to deliver related services.

Binary Option Service Revenues: This new revenue category generated $263,274 during the last 6 months of FY 2012 and is expected to increase substantially over the next year. During the 1st two months of FY 2013 we generated just over $145,000 in revenue and with the establishment of a client service center in Shanghai, China to support these services (in conjunction with our partner KrisWorld Development Limited of Hong Kong) in August of 2012, we expect this income stream to grow significantly.

Annual Expenses

Cost of Services Sold: These related costs increased modestly (from $556,195 in FY 2011 to $686,865 in FY 2012) due to commissions payable in respect to our new binary options revenue stream.

General & Administrative Expense: While these expenses have increased substantially ($948,822 in FY 2011 to $1,513,683 in FY 2012) it should be noted that much of this net increase comes from 1) our investment in additional sales team capacity in Los Angeles, 2) increasing levels of general compensation to more competitive rates relative to our investment in our personnel, 3) travel and public company related expenses, and 4) general administrative and accounting expense increases that are also mostly related to our remaining a public company.   Subsequent to its successful efforts with the preferred stock private placement the company awarded its officers and board members various bonus amounts resulting in total expense of $86,000 in the 2012 fiscal year.

Private Placement commissions In fiscal year 2012 the company raised $2,003,766 through a Private Placement of the Company’s Convertible Preferred Stock causing an increase in related offering expense noting that we also bore the additional legal, accounting, and professional expense related to this private placement as well as expenses related to our working to become a public company with an actively traded OTCBB symbol. In addition the Company paid employees total commissions of $168,179 for selling its preferred stock.

Advertising Expenses: Advertising related expenses increased from $84,760 in FY 2011 to $235,189 in FY 2012. These expenses increased over those of the prior year due to a substantial increase in our seminar as well as general advertising related to our new partner activity (KrisWorld Development Limited of Hong Kong) as related to binary options support.

During the quarter ending February 29th, 2012 the Company agreed to an early payoff of the entire note for a cash payment of $107,500 delivered February 10th, 2012. In accordance with ASC 470-50-40-2 the company recorded the gain of $33,738, on the early retirement of note payable in other comprehensive income on the face of the financial statements.

Deemed dividend for beneficial conversion of convertible preferred stock: During the fourth quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance. Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $520,982 ($1.06 common stock price February 29th, 2012 compared to $.80 effective conversion rate=$.26 per share. $.26 times 2,003,776=$520,982), as a deemed dividend recognizable in the current year. This deemed dividend was calculated based upon a closing price on February 29, 2012 (the date the shares were formally accepted by the Company) of $1.06 per share and an effective sale price (with conversion) per the preferred share agreement of $.80 per share of common stock.

Liquidity

The Company is currently addressing its liquidity concerns due to its ongoing operating losses, by continually building upon its revenue generation subscription service products, binary option related services in support of our partner (KrisWorld Development Limited of Hong Kong), increasing its advertising based revenues (as discussed) and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations.

To this end the Company has recently secured up to $1.5 million in the form of an equity investment line from Kodiak Capital LLC that it can utilize as may be strategically advisable or needed in the future. The S1 registration Statement for this facility became effective (SEC) on or about July 5th, 2012 and may be used to access these funds upon written request by the company in tranches of up to $500,000 each until February 28, 2014. It should be noted that the Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

There can be no assurance that the Company currently has sufficient capital or access to capital needed for operations for the next annual period.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9.a. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2012, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, 5) have policies and procedures in place  to insure the timely recording of its transactions in accordance with generally accepted accounting procedures, and 6) implement appropriate information technology controls.

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

Changes in Controls and Procedures

In the current year the Company implemented a internal controls system over disbursements. There were no other significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of May 31, 2012 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of May 31, 2011.

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

Item 9.b. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	43	Dec. 1999	Chief Executive Officer and Chairman of the Board
Brett Roper	58	Mar. 2002	Secretary of the Board of Directors and Vice President of Corporate Services
Paul Dickman	32	Aug. 2011	Chief Financial Officer
James S. Toreson	69	Apr. 2010	Director (Independent) (Previous Board Service Mar. 2002 thru Apr. 2003)

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	James S. Toreson served on the Board of Directors previously in association with the Hollingsworth LLC ownership time period from March of 2002 through August of 2003. Mr. James S. Toreson is the single voting member of our audit, nominating, and compensation committees although Mr. Warren Wang and Mr. Brett Roper serve on these committees in a non-voting capacity as Management Representatives.

III.	Mr. Toreson and Mr. Roper had no relationship with Mr. Wang or each other prior to October of 2001 when they were introduced to each other, as well as the Company and Hollingsworth LLC as a part of the Due Diligence Team assembled to provide consideration and support to Hollingsworth LLC prior to their investment in the Company, occurring in March of 2002.

IV.	Mr. Roper served on the Board of Directors starting in March of 2002 (through December of 2005 as the Hollingsworth LLC Representative) and continues to serve in that capacity as of this date.

V.	The Audit Committee was enlarged to three persons in June of 2010 with James S. Toreson serving as its Chairman and single voting member as of this date. Mr. Toreson, who is independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B) has been determined to have the necessary financial experience to serve as the committee financial expert. Mr. Toreson is qualified as a financial expert due to his understanding of generally accepted accounting principles which he has gained through a combination of education and experience as a key executive for over 30 years in a wide variety of businesses. A brief summary of his business experience is listed below Mr. Roper and Mr. Wang serves on the committee in a non-voting capacity.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2012 and May 31, 2011.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation	Totals
Warren Wang	2012	$110,000	$19,000	$–	$–	$–	$–	$–	$129,000
Chief Executive Officer	2011	$96,000	$–	$–	$310,741	$–	$–	$–	$406,741

Brett Roper	2012	$71,900	$19,000	$–	$–	$–	$–	$–	$90,900
VP, Corporate Services	2011	$57,500	$–	$–	$–	$–	$–	$–	$57,500

Lan Jiang	2012	$72,000	$16,000	$–	$–	$–	$–	$–	$88,000
Office Manager, Shanghai	2011	$60,000	$–	$–	$–	$–	$–	$–	$60,000

Paul Dickman, Chief Financial Officer	2012	$51,000	$16,000	$–	$–	$–	$–	$–	$67,000

Keevin Gilespie, VP Marketing	2012	$19,960	$–	$–	$–	$–	$–	$–	$19,960

Board of Directors

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Brett Roper, Secretary of the Board	$12,000.00	$–	$–	$–	$–	$–	$12,000.00

James S. Toreson, Director	$14,600.00	$–	$–	$–	$–	$16,000	$30,600.00

____________

(1)           Brett Roper took on the role of Chief Operating Officer in March of 2012

(2)           Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

(3)           All other compensation for directors includes a one-time bonus awarded subsequent to the Company becoming publicly trading and raising $2,003,776 through its offering of preferred stock.

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

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Before Offering	After Offering
Common	Warren Wang, CEO, Chairman of the Board, Director(2)	878,393	23.0%	17.2%
Common	Brett Roper, Secretary of the Board of Directors (3)	12,500	00.3%	00.2%

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership (options included) currently stands at 8,633,736 shares of common stock (includes options).

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 150 North Santa Anita Ave., Suite 300, Arcadia, California, 91006. Mr. Wang currently has 312,500 Options (related to the repurchase of shares as previously disclosed) exercisable at $0.80 per option over a four-year time period (78,125 per year) after the Company is listed (BB or equal) and trading.

3.	The address for Brett Roper is 4142 South Cathay Way, Aurora, Colorado, 80013. These shares were awarded to Mr. Roper by Hollingsworth LLC in May of 2002 for services performed for that entity.

4.

The offering referred to above was the convertible preferred share offering which resulted in the company selling 2,003,776 shares of preferred stock that could be converted into an additional 2,504,720 shares of common stock after the restriction period ends August 27, 2012

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by our auditors, B. F. Borgers CPA, PC in FY 2012 and FY 2011. Our Board of Directors has considered these fees and professional services rendered compatible with maintaining the independence of that firm.

	For Year Ending May 31,
	2012	2011
Audit Fees (1)	$20,000	$19,000
Audit-Related Fees (2)	12,000	9,000
Tax Fees (3)	1,000	1,000
Totals	$33,000	$29,000

_________________________

(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.
(3)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or “Furnished” herewith.

CHINESEINVESTORS.COM, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ChineseInvestors.com, Inc.:

We have audited the accompanying balance sheets of ChineseInvestors.com, Inc. (“the Company”) as of May 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChineseInvestors.com, Inc., as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity generally accepted accounting principles in the United States of America.

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

/s/ B.F. Borgers CPA PC

B F Borgers CPA PC
Denver, CO
August 29, 2012

 Chineseinvestors.com, Inc.

BALANCE SHEETS

As of May 31,	(Expressed in U.S. Dollars)

	2012	2011
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 1]	1,065,564	252,302
Accounts receivable, net [note 1]	78,989	4,560
Other current assets [note 1]	31,377	27,689
Total current assets	1,175,930	284,551
Property & equipment, net [note 4]	9,035	6,946
Website development, net [note 5]	64,002	63,158
Total assets	1,248,967	354,655

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	61,105	7,527
Deferred revenue [note 1]	148,191	270,577
Accrued liabilities [note 1]	91,671	51,596
Total current liabilities	300,967	329,700
Long-term deferred revenue [note 3]	3,871	5,797
Total liabilities	304,838	335,497

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per share Issued and outstanding 2,003,776 (2011 – 0) preferred shares	2,004	–
Common stock Authorized 80,000,000 common shares with a par value of $0.008 per share Issued and outstanding 5,108,279 (2011 – 4,902,087) common shares	40,866	39,217
Additional paid-in capital	10,010,927	6,883,867
Foreign currency gain/(loss)	1,738	1,321
Retained Deficit	(9,111,406)	(6,905,247)
Total stockholders’ equity/(deficit)	944,129	(19,158)
Total liabilities and stockholders’ equity (deficit)	1,248,967	354,655

See accompanying notes

 Chineseinvestors.com, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Year ended May 31,	(Expressed in U.S. Dollars)

	Common Stock		Preferred Stock		Additional Paid in	Foreign Currency	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain / Loss	(Deficit)	Total
	#	$	#	$	$	$	$	$

Balance at May 31, 2010	4,198,962	33,592	–	–	6,044,834	290	(6,160,566)	(81,850)
Common stock issued for cash	546,875	4,375	–	–	520,625	–	–	525,000
Exercise of Stock Options	156,250	1,250	–	–	(1,250)	–	–	–
Stock Option Compensation Expense	–	–	–	–	319,658	–	–	319,658
Net (loss) for the year	–	–	–	–	–	–	(744,682)	(744,682)
Unrealized Foreign Currency Gain / Loss	–	–	–	–	–	1,031	–	1,031
Balance at May 31, 2011	4,902,087	39,217	–	–	6,883,867	1,321	(6,905,248)	19,157
Common stock issued for cash	566,667	4,533	–	–	539,467	–	–	544,000
Repurchase and retirement of stock	(646,263)	(5,170)	–	–	(229,851)	–	–	(235,021)
Common stock issued to external company for services	50,000	400	–	–	47,600	–	–	48,000
Common stock issued to employees	95,760	766	–	–	248,210	–	–	248,976
Preferred stock issued for cash	–	–	2,003,776	2,004	2,001,772	–	–	2,003,776
Deemed dividend associated with preferred stock issuance					520,982			520,982
Common stock issued as cashless options	140,028	1,120	–	–	(1,120)	–	–	–
Net (loss) for the year			–	–	–	–	(2,206,158)	(2,206,158)
Unrealized Foreign Currency Gain / Loss			–	–	–	417	–	417
Balance at May 31, 2012	5,108,279	40,866		2,004	10,010,927	1,738	(9,111,406)	944,129

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

Year ended May 31,	(Expressed in U.S. Dollars)

	2012	2011
Operating revenues
Subscription revenue	552,327	760,475
Binary option commissions	263,274	–
FOREX revenue	29,324	55,822
Advertising revenue	52,180	28,800
Total revenue	897,105	845,097

Cost of services sold	686,865	556,195

Gross Profit	210,240	288,902

General & administrative expenses	1,525,786	948,822
Private placement commissions	168,179	–
Advertising expenses	235,189	84,760
Total Expenses	1,929,154	1,033,582

Operating (loss) for the year	(1,718,914)	(744,680)
Gain on early extinguishment of debt	33,738	–

Deemed dividend for beneficial conversion of convertible preferred stock	(520,982)	–

Loss before tax	(2,206,158)	(744,680)

Tax	–	–

Net Loss	(2,206,158)	(744,680)

Weighted average number of common shares outstanding – basic and diluted	4,992,454	4,281,322

Earnings (loss) per share - basic	(0.44)	(0.17)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Year ended May 31,	(Expressed in U.S. Dollars)

	2012	2011

OPERATING ACTIVITIES
Net (loss) for the twelve month period	$(2,206,158)	$(744,680)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	12,881	12,499
Interest recognized on interest free note to repurchase and retire treasury shares	6,217	–
Stock based expense payment	48,000	–
Share based compensation	248,976	319,658
Deemed dividend for beneficial conversion of convertible preferred stock	520,982	–
Gain on early extinguishment of debt	(33,738)	–
Deposits	(3,271)	(6,595)
Accounts receivable	(74,429)	3,691
Accounts payable	53,578	3,766
Other accrued liabilities	(84,237)	(2,183)

Net cash (used in) operating activities	(1,511,199)	(413,844)

INVESTING ACTIVITIES
Purchase of equipment	(15,815)	(13,656)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	544,000	525,000
Proceeds from private placement of preferred stock	2,003,776	–
Cash used for treasury stock purchase and retirement	(207,500)	–
Net cash provided by financing activities	2,340,276	525,000

Increase (decrease) in cash and cash equivalents	813,262	97,500
Cash and cash equivalents, beginning of year	252,302	154,802
Cash and cash equivalents, end of year	1,065,564	252,302

Supplemental disclosure of cash flow information
Cash paid for interest	36,243	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	32,876	35,268

See accompanying notes

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

Organization and Nature of Operations:

Business Description – Chinseinvestors.com, Inc. (the Company) was incorporated on June 15, 1999 in the State of California. The Company is a provider of Chinese language web-based real-time financial information. The Company’s operations had been located in California until September 2002 at which time the operations were relocated to Shanghai, in the People’s Republic of China (PRC).

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

The Company is now incorporated as a C corporation in the State of Indiana as of June 1, 1997.

1.	Liquidity and Capital Resources:

Cash Flows – During the year ending May 31, 2012, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations. During the two years ending May 31, 2012 and May 31, 2011, the Company received $1,069,000 of proceeds from the sale of common stock and $2,003,776 of proceeds from the sale of preferred stock.

Cash flows used in operations for the years ended May 31, 2012 and 2011 were $1,511,199 and $413,844, respectively which was an increase over prior years. Increased marketing costs, capital raise expenditures and higher general and administrative costs were the primary reasons for this increase.

Capital Resources – As of May 31, 2012, the Company had cash and cash equivalents of $1,065,564 as compared to cash and cash equivalents of $252,302 as of May 31, 2011.

Since inception in 1997, the Company has primarily relied upon proceeds from private placements of its equity securities to fund its operations. The Company anticipates continuing to rely on sales of our securities in order to continue to fund its business operations. Issuances of additional shares will result in dilution to its existing stockholders. There is no assurance that the Company will be able to complete any additional sales of our equity securities or that it will be able arrange for other financing to fund our planned business activities.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation – These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial statements.

Foreign Currency – The Company has operations in the PRC, however the functional and reporting currency is in US dollars.  To come to this conclusion the Company considered the direction of Accounting Standards Codification (“ASC”) section 830-10-55.

Selling Price and Market – As a representative office in PRC the Company is not allowed to sell directly to PRC based customers.  Over 90% of its customers are in the United States and 100% of all sales are paid in US dollars.  This indicates the functional currency is US dollars.

Financing – The Companies financing has been generated exclusively in US dollars from the United States.  This indicates the functional currency is US dollars.

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

Reclassifications – Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation and to correct prior year errors.

Revenue recognition – Revenue consists of four primary sources:

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

4. Commissions earned from setting up binary option accounts for Option World, a Chinese base binary option trading platform. As an incentive to encourage people to set up larger accounts, Option World will give a gift of various consumer electronic products, for example a new $10,000 account receives an Ipad or Iphone and a $20,000 account receives a Macbook Air. Since Chineseinvestors.com, Inc. has the primary relationship with these customers, the company will provide these products to the customers and then Option World will reimburse them for these expenses. During the year ended May 31, 2012 the cost of these incentives was $109,382, both received and spent. Since these transactions were basically “pass-through transactions” these numbers were netted against each other and were not included in revenue or expense.

Costs of Services Sold – Costs of services sold are the total direct cost of the Company’s operations in Shanghai.

Private placement commissions – Private placement commissions were commissions paid to company employees for sales of preferred stock through a private placement that was sold in February. None of these fees were paid to company officers or directors.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2012 and 2011 there were deposit balances in a US bank of $1,057,320 and $245,191, respectively. In addition the company maintains cash balance in The Bank of China, which is a government owned Bank. The full balance of the deposits in China is secured by the Chinese government. At May 31, 2011 and 2010 there were deposits of $7,111 and $1,057,320, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. As of May 31, 2012 and May 31, 2011, the Company had accounts receivable of $78,989 and $4,560, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of May 31, 2012 and 2011, the Company determined that based on historically having no bad debts an allowance was not needed.

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

Other current assets were $31,377 and $27,689 for the years ended May 31, 2012 and May 31, 2011, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $12,881 and $12,499 for the years ended May 31, 2012 and 2011, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of May 31, 2012 and May 31, 2011.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	May 31,	May 31,
	2012	2011
China Employees Salaries and Commissions Accrual	$40,544	$23,479
Representative Office Tax Accrual	5,697	5,249
Other Accruals	45,430	22,873
	$91,671	$51,596

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $235,189 and $84,760 in the twelve months ended May 31, 2012 and 2011, respectively.

Earnings (Loss) Per Share – Earning (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), Earnings Per Share.

Stock Based Compensation – The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when stock or options are awarded for previous or current service without further recourse. The Company issued stock options to contractors and external companies that had been providing services to the Company upon their termination of services. Under ASC 718 and EITF 96-18 these options were recognized as expense in the period issued because they were given as a form of payment for services already rendered with no recourse.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Twelve Months Ended
	May 31,	May 31,
	2012	2011
Shares issued	143,760	312,500
Total share-based expense	$298,976	319,658

Share based expense paid to outside companies is expenses as occurred. Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction.

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2010	510,000	0.032
Granted	482,813	$0.56
Exercised	(156,250)	0.80
Forfeited or expired	–	–
Balance at May 31, 2011	836,563	$0.48
Granted	50,000	$0.00
Exercised	(140,028)	0.80
Forfeited or expired	(312,500)	0.00
Balance at May 31, 2012	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of May 31, 2012:

Weighted average contractual remaining term – options outstanding	1.94 years
Aggregate intrinsic value – options outstanding	$346,241
Options exercisable	265,718
Weighted average exercise price – options exercisable	$.56
Aggregate intrinsic value – options exercisable	$236,489
Weighted average contractual remaining term – options exercisable	2.59 years

As of February 29, 2012, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

On February 10, 2012 the Company granted 95,760 shares of common stock to various persons for services rendered and in consideration of efforts to assist the Company in becoming a publicly traded company. The average share price on that date was $2.60 per share resulting in the Company recognizing $248,976 in compensation expense. None of these shares were issued to officers and or directors.

Significant Shareholder Stock Repurchase and debt issuance – In the first quarter of 2011 the Company repurchased and retired 5,170,106 shares and 2,500,000 options from a significant shareholder, which completely liquidated his interest in the Company.  The total cost of the transaction to the Company was $250,000.  The initial payment of $100,000 was made in August, 2011 and the other $150,000 was due as a non-interest bearing note payable in two equal installments.  The first payment was due in the fourth quarter of the 2012 fiscal year and the final payment was due in the fourth quarter of fiscal year 2013.  As there was no stated interest rate, in compliance with ASC 835-30-45-1a the Company calculated the net present value of the future payments and disclosed the future payments net of the discount of $14,948 as a liability on the balance sheet using an imputed interest rate of 8.5%.

During the quarter ending February 29th, 2012 the Company agreed to a early payoff of the entire note for a cash payment of $107,500 delivered February 10th, 2012. In accordance with ASC 470-50-40-2 the company recorded the gain of $33,738, on the early retirement of note payable in other comprehensive income on the face of the financial statements.

The Company continued to accrued interest expense on the note payable for the quarter ending February 29, 2012 until the date the note was paid off and recognized an additional $2,319 of interest expense, reducing the note discount balance to $8,762. When the note was retired the balance was adjusted to zero.

3.	Stockholders’ Equity:

At February 29, 2012 and May 31, 2011, the Company was authorized to issue 80,000,000 shares of common stock, $0.008 par value per share.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All commons stock shares have full dividend rights.  However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the first quarter of 2012 the Company issued 566,667 shares of common stock for cash consideration of $544,000.

In October 2011 the Company executed the final documents with a private capital source describing the provision of a Financing Facility to the Company having a face value of $1.5 million; to be made available in $500,000 tranches in exchange for purchasing the Company's stock under a proposed S1 registration statement at 85% of the lowest daily volume average share price over a five (5) trading day period once the Company calls for the funding.  The agreement would remain in force for 24 months from the date of contemplated execution.

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

On September 8, 2010, in the third quarter of FY 2012 the Company reverse split its shares at a rate of 8 to 1 resulting in total shares outstanding changing from 38,579,925 to 4,822,491. All company financials statements are retroactively adjusted at this ratio.

Series A Convertible Preferred Stock

During the fourth quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $520,982 ($1.06 common stock price February 29th, 2012 compared to $.80 effective conversion rate=$.26 per share. $.26 times 2,003,776=$520,982), as a deemed dividend recognizable in the current year. This deemed dividend was calculated based upon a closing price on February 29, 2012 (the date the shares were formally accepted by the Company) of $1.06 per share and an effective sale price (with conversion) per the preferred share agreement of $.80 per share of common stock.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	May 31,	May 31,
	2012	2011
Furniture & removed extra fixtures	$34,957	$27,967
Leasehold improvements	9,540	9,540
	44,497	37,507
Less: accumulated depreciation	(35,462)	(30,561)
	$9,035	$6,946

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the twelve months ended May 31, 2012 and 2011 was $5,300 and $5,109 respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	November 30,	May 31,
	2012	2011
Website development costs	$119,794	$119,794
Less: accumulated amortization	(55,792)	(56,636)
	$64,002	$63,158

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the twelve months ended May 31, 2012 and 2011 was $7,581 and $7,389 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease – During the first quarter of 2010 the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at February 29, 2012.

2013 fiscal year	$21,658

Office Lease – Shenzhen office lease – The Company lease office space for six months in Shenzhen, China as part of a new initiative to promote the binary options sales. The lease period started March 1, 2012 and will terminate August 31, 2012, resulting in the following future commitments, based on the exchange rate at May 31, 2012.

2013 fical year	$9,339

Office Lease – Shanghai Client Service Center – The Company entered into a lease for office space for twelve months in Shanghai, China as part of a new joint venture to promote the binary options sales for which the Company will be responsible for 50% of the total cost. That amount is presented below. The lease period started August 1, 2012 and will terminate August 31, 2013, resulting in the following future commitments, based on the exchange rate at May 31, 2012.

2013 fiscal year	$50,728
2014 fiscal year	$15,218

Concentrations – During the periods ending May 31, 2012 and 2011, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

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

The Company recorded no income tax provision or benefit for the years ended May 31, 2012 and 2011, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 34% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $3.4 million of net operating loss carry forwards that expire at various dates through 2032. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of May 31, 2012 and 2011, the Company had approximately $1,456,000 and $957,000, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2012 and 2011, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The valuation allowance increased approximately $499,500 and $182,000 during the years ended May 31, 2012 and 2011 respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

Description	2012		2011
Federal Statutory Rate	35%		34%
State Statutory Rate	6%		6%
Change in Rate / Other	(2%	)	(1%)
Permanent Tax Differences	(12%	)	(15%	)
Calculated Rate	27%		24%
Actual Calculated Rate	(27%	)	(24%	)
Difference	0%		0%

8.	Subsequent Events:

Shared expense client service center – Subsequent to year-end the Company entered into an agreement with a binary option sales company, Kris World, to open a client service center in Shanghai starting in the first quarter of 2013 fiscal year. The Company can terminate its interest in the client service center at any time and only be responsible for 50% of the lease expense as disclosed in the lease section above; currently it is estimated that the project cost to Chineseinvestors.com, Inc. establishing the center will be approximately $180,000.

Vice President of Sales – Subsequent to year-end the Company terminated the employment of its vice president of sales with no severance pay awarded. At this time the Company does not have immediate plans to refill this position.

SEC approval of S-1 – Subsequent to year-end the SEC officially approved the Company’s proposed offering for sale of up to 1.5 million shares of the Company’s common stock through a relationship with a private equity fund.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: August 29, 2012	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: August 29, 2012	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

20