Form 10-Q
period 2012-08-31
Chineseinvestors.com, Inc.
filed 2012-10-16
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

The Registrant has 5,108,279 shares of common stock outstanding as of October 17, 2012.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended August 31, 2012

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART 2 - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.com, Inc.

BALANCE SHEETS

	(Expressed in U.S. Dollars)
	(Unaudited) August 31, 2012	(Audited) May 31, 2012
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 2]	598,018	1,065,564
Accounts receivable, net [note 2]	141,733	78,989
Investments, available for sale [note 2]	124,500	–
Other current assets [note 2]	57,990	31,377
Total current assets	922,241	1,175,930
Property & equipment, net [note 2]	51,821	9,035
Website development, net [note 2]	64,142	64,002
Total assets	1,038,204	1,248,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	18,204	61,105
Deferred revenue [note 2]	124,403	148,191
Accrued liabilities [note 2]	89,507	91,671
Unearned revenue [note 2]	114,124	–
Accrued interest [note 2]	30,057	–
Total current liabilities	376,295	300,967
Long-term deferred revenue [note 3]	1,972	3,871
Total liabilities	378,267	304,838

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per share issued and outstanding 2,003,776 (2012 – 2,003,776) preferred shares	2,004	2,004
Common stock Authorized 80,000,000 common shares with a par value of $0.008 per share issued and outstanding 5,108,279 (2012 – 5,108,279) common shares	40,866	40,866
Additional paid-in capital	10,010,927	10,010,927
Foreign currency gain/(loss)	1,738	1,738
Retained deficit	(9,395,598)	(9,111,406)
Total stockholders’ equity/(deficit)	659,937	944,129
Total liabilities and stockholders’ equity	1,038,204	1,248,967

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended August 31
	2012	2011
Operating revenues	$	$
Binary option commissions	277,151	–
Subscription revenue	95,858	175,921
Consulting fee – binary option call center	36,415	–
Advertising and public relations services	10,376	–
FOREX revenue	5,876	11,690
Advertising revenue	–	29,980
Total revenue	425,676	217,591

Cost of services sold	223,288	180,005

Gross Profit	202,388	37,586

General & administrative expenses	410,227	253,559
Advertising expenses	76,353	40,322

Operating (loss) for the quarter	(284,192)	(256,295)

Loss before tax	(284,192)	(256,295)

Tax	–	–

Net Loss	(284,192)	(256,295)

Weighted average number of common shares outstanding – basic and diluted	5,108,279	5,147,876

Earnings (loss) per share - basic	(0.05)	(0.05)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

  (Expressed in U.S. Dollars)

	Three months ended August 31
	2012	2011

OPERATING ACTIVITIES
Net (loss) for the three month period	$(284,192)	$(256,295)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	8,438	3,837

Changes in operating activities and liabilities
Other current assets	(26,613)	(3,159)
Accounts receivable	(62,744)	(2,486)
Accounts payable	(42,901)	(993)
Deferred revenues	(36,063)	(29,910)
Deferred interest	30,057
Other accrued liabilities	(2,164)	(8,631)
Net cash (used in) operating activities	(416,182)	(297,637)

INVESTING ACTIVITIES
Purchase of equipment	(51,364)	(3,960)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	–	544,000
Cash used for treasury stock purchase and retirement	–	(100,000)
Net cash provided by financing activities	–	444,000

Increase (decrease) in cash and cash equivalents	(467,546)	142,403
Cash and cash equivalents, beginning of period	1,065,564	252,302
Cash and cash equivalents, end of quarter	598,018	394,705

Supplemental disclosure of cash flow information
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	12,304	13,245

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

Cash Flows — During the quarter ending August 31, 2012, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations.

Cash flows used in operations for the quarters ended August 31, 2012 and 2011 were $416,182 and $297,637, respectively which was an increase over prior periods. Increased marketing costs, higher general and administrative costs were the primary reasons for this increase.

Capital Resources — As of August 31, 2012, the Company had cash and cash equivalents of $598,018 as compared to cash and cash equivalents of $1,065,564 as of May 31, 2012.

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

Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform to the current quarters presentation and to correct prior period errors.

Revenue recognition — Revenue was derived from six different sources:

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

4. Commissions earned from setting up binary option accounts for Option World, a Chinese base binary option trading platform. As an incentive to encourage people to set up larger accounts, Option World will give a gift of various consumer electronic products, for example a new $10,000 account receives an Ipad or Iphone and a $20,000 account receives a Macbook Air. Since Chineseinvestors.com, Inc. has the primary relationship with these customers, the company will provide these products to the customers and then Option World will reimburse them for these expenses. During the quarter ended August 31, 2012 the cost of these incentives was $85,649, both received and spent. Since these transactions were basically “pass-through transactions” these numbers were netted against each other and were not included in revenue or expense.

5. Consulting Revenue – Binary option call center is revenue that is being paid to the Company by an unrelated third party, Option World. Option World has agreed to pay the Company a fee to incentivize the Company to establish a call center in Shanghai to facilitate the promotion of binary options investments. The fee was agreed to be equal to 50% of the total start-up cost and 50% of the initial negative cash flow until such time as the call center reaches profitability. As such, this revenue stream is expected to only be available to the company through the end of its current fiscal year or before.

6. Investor relations income is earned by the Company in return for publicizing other publicly traded companies in return for shares of the company’s common stock. These revenues are prepaid by the client company and then the revenue is recognized over the term of the agreement. All valuation calculations were tied to the active trading value of the client’s stock on the OTC:BB stock exchange and therefore is considered a FMV Level one item.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At August 31, 2012 and May 31, 2012 there were deposit balances in a US bank of $579,551 and $1,057,320, respectively. In addition the company maintains cash balance in The Bank of China, which is a government owned Bank. The full balance of the deposits in China is secured by the Chinese government. At August 31, 2012 and May 31, 2012 there were deposits of $18,467 and $7,111, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. Revenue related to the binary option revenue and Chrisworld start-up support are paid with a one month lag. As of August 31, 2012 and May 31, 2012, the Company had accounts receivable of $105,318 and $78,989, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of August 31, 2012 and May 31, 2012, the Company determined that based on historically having no bad debts an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments available for sale – Investments available for sale is comprised of publicly traded stock received in return for providing investor relations services to an unrelated company over the next twenty four months starting August 2012. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability, and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term.

The Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the cost method. These shares were classified as available for sale securities in accordance with ASC 948-310-40-1 as the Companies intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1-a trading security that has a readily determinable fair value shall be measured subsequently at fair value in the statement of financial position. "Unrealized holding gains and losses for trading securities shall be included in earnings".

As these shares will be earned over the 24 month term of the contract, the Company will defer the recognition of the earnings of the revenue over the period the services are performed. The value recorded will be determined by multiplying the average of the closing price on the last day of the month for the period being reported on based on quotes from yahoo finance times 4,167 shares (100,000 shares/24 months).

Upon receipt, these shares will be recorded as an asset on the Companies financials as "Available for sale securities". The Company will also record a corresponding contra-asset account titled "Unearned Revenue".

Other Current Assets — Other current assets is comprised of deposits in Chinese RMB on building space under an operating lease and are stated at the current exchange rate at quarter end.

Other current assets were $57,990 and $31,377 at August 31, 2012 and May 31, 2012, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $8,438 and $3,837 for the quarters ended August 31, 2012 and 2011, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of August 31, 2012 and May 31, 2012.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	August 31,	May 31,
	2012	2012
China Employees’ Salaries and Commissions Accrual	$46,927	$40,544
Call center expenses accrued	14,144
Representative Office Tax Accrual	8,182	5,697
Other Accruals	20,254	45,430
	$89,507	$91,671

Unearned revenue, investor relations work – The Company received 50,000 shares of stock as payment for investor relations work that the Company will be providing over the period starting August 1, 2012 and going through August 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned. Within the next 6 months the Company will receive an additional deposit of 50,000 shares.

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

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $76,353 and $40,322 in the three months ended August 31, 2012 and 2011, respectively.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2011	836,563	0.48
Granted	50,000	$0.00
Exercised	(140,028)	0.80
Forfeited or expired	(312,500)	0.00
Balance at May 31, 2012	389,035	$0.48
Granted	–	$0.00
Exercised	–	0.00
Forfeited or expired	–	0.00
Balance at August 31, 2012	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of August 31, 2012:

Weighted average contractual remaining term — options outstanding	1.69 years
Aggregate intrinsic value — options outstanding	$ 233,421
Options exercisable	292,290
Weighted average exercise price — options exercisable	$ 0.56
Aggregate intrinsic value — options exercisable	$ 175,374
Weighted average contractual remaining term — options exercisable	2.34 years

As of August 31, 2012, future compensation costs related to options issued was $0.

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

During the quarter ending February 29, 2012 the Company agreed to an early payoff of the entire note for a cash payment of $107,500 delivered February 10, 2012. In accordance with ASC 470-50-40-2 the Company recorded the gain of $33,738, on the early retirement of note payable in other comprehensive income on the face of the financial statements.

The Company continued to accrued interest expense on the note payable for the quarter ending February 29, 2012 until the date the note was paid off and recognized an additional $2,319 of interest expense, reducing the note discount balance to $8,762. When the note was retired the balance was adjusted to zero.

3.	Stockholders’ Equity:

At August 31, 2012 and May 31, 2012, the Company was authorized to issue 80,000,000 shares of common stock, $0.008 par value per share.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All commons stock shares have full dividend rights.  However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

In October 2011 the Company executed the final documents with a private capital source describing the provision of a Financing Facility to the Company having a face value of $1.5 million; to be made available in $500,000 tranches in exchange for purchasing the Company's stock under a proposed S1 registration statement at 85% of the lowest daily volume average share price over a five (5) trading day period once the Company calls for the funding.  The agreement would remain in force for 24 months from the date of contemplated execution. This registration statement was cleared by the SEC in July of 2012.

When the final facility was approved and executed, the Company paid a document preparation fee to the funding source of $10,000 and paid them 50,000 restricted shares of the Company's stock in consideration of the Facility's creation and funds availability.  On November 4, 2011 when the shares were issued the most recent shares sold at the market rate of $0.96, resulting in a non-cash expense of $48,000 being recognized in the current quarter.  These shares are restricted in that they cannot be sold for six months.  In addition, if the Company does not use the capital raise or the funding source is unable to generate the agreed upon capital, the shares are to be returned to the Company.  However, in consideration of the accounting principal of “more likely than not” as explained in accounting standards codification 350-25-35-30 and 740-10-25-6 the Company recognized the expenses in the second quarter in general and administrative expense.

On September 8, 2010, in the third quarter of FY 2012 the Company reverse split its shares at a rate of 8 to 1 resulting in total shares outstanding changing from 38,579,925 to 4,822,491. All Company financials statements are retroactively adjusted at this ratio.

Series A Convertible Preferred Stock

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $0.06 per share per annum when, and if declared by the Board of Directors.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $520,982 ($1.06 common stock price February 29th, 2012 compared to $0.80 effective conversion rate of $0.26 per share. $0.26 times 2,003,776=$520,982), as a deemed dividend recognizable in the current year. This deemed dividend was calculated based upon a closing price on February 29, 2012 (the date the shares were formally accepted by the Company) of $1.06 per share and an effective sale price (with conversion) per the preferred share agreement of $0.80 per share of common stock.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31,	May 31,
	2012	2012
Furniture & fixtures	$70,711	$34,957
Leasehold improvements	22,944	9,540
	93,655	44,497
Less: accumulated depreciation	(41,834)	(35,462)
	$51,821	$9,035

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the three months ended August 31, 2012 and 2011 was $6,372 and $1,796 respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	August 31,	May 31,
	2012	2012
Website development costs	$124,749	$122,543
Less: accumulated amortization	(60,607)	(58,541)
	$64,142	$64,002

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the three months ended August 31, 2012 and 2011 was $2,066 and $2,041 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the first quarter of 2010 the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at August 31, 2012.

2013 fiscal year	$21,658

Office Lease – Shanghai Call Center – The Company leased office space for twelve months in Shanghai, China as part of a new initiative to promote the binary options sales. The lease period started August 18, 2012 and will terminate August 17, 2013, resulting in the following future commitments, based on the exchange rate at August 31, 2012.

2013 fiscal year	$121,823

Concentrations — During the periods ending August 31, 2012 and 2011, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada. During the period ended August 31, 2012 the majority of the Companies accounts receivable were due from one company.

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

CBN TV Agreement – Subsequent to quarter-end the Company entered into an agreement with CBN TV to purchase one hour of programing five days a week for six months beginning November 1, 2012. The total cost of the contract over the six month period is $266,992. The Company plans to sell advertising time during the show to help offset the cost of the contract. Through October 17, 2012 the Company has obtained one sponsor that has agreed to pay $160,195, or 60% of the total cost in return for advertising time during the program.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

	Expressed in USD

	Three months ended August 31,
	2012	2011
Operating Revenues
Binary option commissions	277,151	–
Subscription revenue	95,858	175,921
Consulting fees – call center start up fee	36,415	–
Forex revenue	10,376	11,690
Advertising revenue	–	29,980
Total Revenue	425,676	217,591

Cost of Services Sold	223,288	180,005

General Administrative Expenses	410,227	253,559
Advertising Expenses	76,353	40,322

Net (loss) for the Quarter	(284,192)	(256,295)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ChineseInvestors.com, Inc. (“the Company”, “we” or “us”) endeavors to be an innovative company, specializing in (a) providing real-time market commentary, analysis, and educational related endeavor(s) in Chinese language character sets (traditional and simplified), (b) providing support services to our various partners, (c) providing consultative services to smaller private companies considering becoming a public company, (d) providing various advertising as well as public relation support services, and (e) other services we may identify having the potential to create value or partnership opportunity with our existing services.

Our business model currently requires that all of our product lines generate recurring monthly revenue from each client relative to a ‘client specific’ contract services duration; generally provided on a monthly, quarterly, or annual basis that incorporate discounts for longer duration commitments.

Additionally, we have recently entered into several new relationships and service agreements including the following:

(1)	August 2012 - An agreement to provide various advertising and related services to Nova Lifestyle, Inc. (OTCBB ‘STVS’) in exchange for 100,000 shares of restricted common stock for services delivered over a 24 month time period.

About ‘STVS’ - Nova Lifestyle Inc., a Nevada Corporation (est. 2009). It is a furniture design, manufacture, marketing, distribution and logistics company of modern home furniture for consumers worldwide. They develop, produce and market high quality residential furniture for the living room, dining room, bedroom and home office in distinctive styles targeted at the medium and upper-medium price ranges. Their experience developing and marketing products for international markets has enabled them to develop the scale, logistics, marketing, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive expansion into the highly lucrative U.S. and China markets. They own their manufacturing facilities in both China and the US noting 2011 sales were $42+M, up 50% from the previous year. The company recently became public (June of 2011) and can be found on the OTCBB under the symbol “STVS’.

(2)	September 2012 - An agreement with China Business Network (CBN iTV) in cooperation with the Shanghai Media Group (SMG) to create a nightly news program focusing on the US Financial Marketplace. This is noteworthy in that it is the first Chinese language based nightly program focused on covering the US Financial Market in mainland China. This new one hour show will start on Monday, November 5, 2012 and is timed to air daily with the opening of US Stock Market. KrisWorld Development Limited of Hong Kong will be the show’s primary sponsor.

About CBN - China Business Network (CBN) is the largest regional cross media group in China and is a wholly owned subsidiary of Shanghai Media Group (SMG), the second largest media group in China. CBN now owns six media platform (CBN TV, CBN Radio, CBN Weekly, China Business News, CBN Website and CBN Forum) and one ‘think tank’ based organization; CBN Research. CBN iTV currently serves 25 million households (representing approximately 120 million persons) in 30 provinces throughout China including cities such as Beijing, Shanghai, and Nanjing. It also serves approximately 600,000 ‘opt in’ subscribers that are members of the ‘CBN Club’, having expressed specific interest in the US Financial Marketplace. The show will be available via the Internet and specific content will be developed into well-recognized nightly segments that will be available on the chinesefn.com website.

Phoenix TV Side Note - Since 2006 ‘CIIX’ has also been a content partner with Phoenix TV (US) which is the largest overseas Chinese TV station with over 200,000 paid subscribers in US and Canada.

(3)	June 2012 - It entered into a new support services agreement with KrisWorld Development Limited of Hong Kong to provide support for their binary option services platform and has also entered into a lease agreement for approximately 400 square meters of space on the 21st floor of the Sun Tong Info Port Plaza Building from Shanghai Sun Tong Property Development Co., Ltd. of Shanghai, China. Once finished, this new space will support a team of approximately fifty persons tasked to provide general support services for Binary option sales, OptionWorld (KrisWorld Development Limited of Hong Kong). This Call Center will generally serve the Pacific Rim and specific European geographies with Chinese population concentrations and is exclusive in nature to that audience.

Growth in the Binary Options marketplace worldwide for the most part has been based upon the simplicity of trading a wide class as well as range of assets using a pre-set risk/reward matrix and the ease of trading offered by the anywhere, anytime platform. This simple matrix has helped propel binary options marketplace growth substantially since it first became available as a financial trading vehicle on the Chicago Board Options Exchange (CBOE) in 2008. Monthly transaction volume has grown to in excess of 2.5 billion dollars worldwide as investors have shown an ever increasing interest in this type of transaction to hedge as well as diminish specific risks elsewhere in their portfolios.

Business Environment and Trends

The global marketplace has been negatively impacted by a variety of factors and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. We understand that our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions.

Three months ended August 31, 2012 compared to three months ended August 31, 2011.

Quarterly Revenues

Binary Options Revenue: The Company entered into an agreement in December of 2011 with Krisworld Development Limited of Hong Kong that is growing into a more reliable income stream as it relates to our providing support services to that enterprise. During the 1st quarter of this year this new income stream generated 150% of the revenue stream we had in the prior year related to subscription revenue and continues to grow.

Subscription Revenue:  There was a defined decrease in subscription revenues from $175,921 in the three months ended August 31, 2011 to $95,858 in the three months ended August 31, 2012 that was the result of the company’s new focus on binary option revenue.

Advertising and Public Relation Services Revenue: The Company entered into an agreement with Nova Lifestyle Inc. (see the additional information as provided in the overview section on the prior page) for services in exchange for shares in the company that is projected to generate approximately $10,000 per month over a 24 month period ending August 31, 2014.

FOREX Revenue:  The decrease in FOREX revenue from $11,690 (three months ending August 31, 2011) to $5,876 (three months ending August 31, 2012) is consistent with the previously discussed tapering off of this revenue stream and is expected to reduce further.

Advertising Revenue:  As the business began to focus on other sources of revenue as well as rebuild its content delivery team, this revenue source has been dormant. It should however be noted that the Company expects this income source to increase significantly during the next quarter as it develops it new CBN programming (noted in the overview on the prior page) and has already secured an advertising sponsor for this program that should generate substantial new revenues in October of 2012.

Cost of Services Sold:  The cost of services sold increased from $180,005 to $223,288 from Q1 2012 to Q1 2013 as the company expanded its operations in the People’s Republic of China to prepare for the projected increase in binary options support services.  This category of expenses primarily consists of the cost of the PRC operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to improve.

General & Administrative Expenses:  The Company’s administrative expenses were higher than the same period in the prior quarter due to the Company adding additional staff to support its higher revenues and higher administrative costs.

Advertising:  In Q1 of 2013 the Company had increased it advertising budget (and subsequently costs) as it focused on growing its business as associated with binary options as well as the new content delivery team (grew from $40,322 to $76,353) but also notes a significant increase in its general revenues by 196%.

Equity

In the first quarter of 2012 the Company raised $544,000 through the sale of Company stock through a private placement memorandum. There was no equity activity in the first quarter of 2013.

Liquidity

The Company is currently addressing its liquidity issues by continually building upon its binary options commissions, subscription service products, increasing its advertising based revenues (as discussed) and by seeking investment capital through private placement of common stock and debt. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations. It should be noted that the Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services (now including the binary options related service offering) noting this effort will require the expenditure of some additional capital but should have a significant on our ability to become profitable based upon our experience this far over the past 9 months. The second would be to create new sources of revenue (as noted herein and outlined in prior disclosures). This would also result in additional cash demands on the Company. The third would be to raise capital through the private placements of our stock or PIPE devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. We should note that this past July we were successful in setting up a stock purchase agreement (as already disclosed in SEC filings) that would allow us to access up to $1,500,000 in tranches of $500,000 each. For further information on this arrangement please see the related SEC filings.

Plan of Continued Operations

The Company plans to continue to meet all of its obligations as well as conform with all of the requirements of remaining a fully reporting a public company while increasing its market presence as well as services offering spectrum.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: October 16, 2011	By:	/s/ Paul Dickman
Paul Dickman
Vice President, Accounting & Finance

Date: October 16, 2011	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

