Form 10-Q/A
period 2012-08-31
Chineseinvestors.com, Inc.
filed 2012-10-17
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

This Amendment No. 1 to the Original Form 10-Q filed by the Registrant on October 16, 2012 is being filed solely to correct a typographical error on the Signature Page. The date of the signatures that appear should have been October 16, 2012 instead of October 16, 2011.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: October 16, 2012	By:	/s/ Paul Dickman
Paul Dickman
Vice President, Accounting & Finance

Date: October 16, 2012	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer