Form 10-Q
period 2012-11-30
Chineseinvestors.com, Inc.
filed 2013-01-15
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

The Registrant has 5,108,279 shares of common stock outstanding as of January 15, 2013.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended November 30, 2012

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART 2 - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.com, Inc.

BALANCE SHEETS

	(Expressed in U.S. Dollars)
	(Unaudited) November 30, 2012	(Audited) May 31, 2012
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 2]	393,379	1,065,564
Accounts receivable, net [note 2]	75,645	78,989
Investments, available for sale [note 2]	106,000	–
Other current assets [note 2]	102,984	31,377
Total current assets	678,008	1,175,930
Property & equipment, net [note 2]	45,626	9,035
Website development, net [note 2]	64,282	64,002
Total assets	787,916	1,248,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	22,571	61,105
Deferred revenue [note 2]	152,095	148,191
Accrued liabilities [note 2]	89,424	91,671
Unearned revenue [note 2]	70,664	–
Accrued interest [note 2]	60,114	–
Total current liabilities	394,868	300,967
Long-term deferred revenue [note 3]	3,229	3,871
Total liabilities	398,097	304,838

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per share issued and outstanding 2,003,776 (2012 – 2,003,776) preferred shares	2,004	2,004
Common stock Authorized 80,000,000 common shares with a par value of $0.008 per share issued and outstanding 5,108,279 (2012 – 5,108,279) common shares	40,866	40,866
Additional paid-in capital	10,010,927	10,010,927
Foreign currency gain/(loss)	1,738	1,738
Retained deficit	(9,665,716)	(9,111,406)
Total stockholders’ equity/(deficit)	389,819	944,129
Total liabilities and stockholders’ equity	787,916	1,248,967

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

	(Expressed in U.S. Dollars)
	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Operating revenues
Binary option commissions	$304,364	$–	$581,515	$–
Subscription revenue	97,439	157,882	193,297	333,803
Business services revenue	37,301	–	63,221	–
Other revenue	20,930	17,856	47,677	59,527
Total revenue	460,034	175,738	885,710	393,330

Cost of services sold	267,154	112,943	490,442	292,948

Gross Profit	192,880	62,795	395,268	100,382

General & administrative expenses	403,197	332,235	783,363	585,796
Advertising expenses	29,748	39,519	106,101	79,840

Net (loss) from operations	(240,061)	(308,959)	(494,196)	(565,254)

Other expenses
Interest expense	(30,057)	–	(60,114)	–

Net (loss)	(270,118)	(308,959)	(554,310)	(565,254)

Other comprehensive loss
Unrealized loss on marketable equity securities	(1,542)	–	(1,542)	–

Comprehensive loss for the period	(271,660)	–	(555,852)	–

Weighted average number of common shares outstanding – basic and diluted	4,872,491	4,872,491	4,872,491	4,865,562

Earnings (loss) per share – basic	(0.06)	(0.06)	(0.11)	(0.12)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	(Expressed in U.S. Dollars)
	Six months ended November 30
	2012	2011

OPERATING ACTIVITIES
Net (loss) for the six month period	$(554,310)	$(565,254)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	16,699	7,693
Stock issued for services		48,000
Changes in operating activities and liabilities
Other current assets	(71,607)	281
Accounts receivable	3,344	(2,458)
Accounts payable	(38,534)	(87)
Deferred revenues	(32,074)	(78,723)
Deferred interest	60,114	–
Other accrued liabilities	(2,247)	(16,872)
Net cash (used in) operating activities	(618,615)	(607,420)

INVESTING ACTIVITIES
Purchase of equipment	(53,570)	(5,985)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	–	544,000
Cash used for treasury stock purchase and retirement	–	(100,000)
Net cash provided by financing activities	–	444,000

Increase (decrease) in cash and cash equivalents	(672,185)	(169,405)
Cash and cash equivalents, beginning of period	1,065,564	252,302
Cash and cash equivalents, end of period	393,379	82,897

Supplemental disclosure of cash flow information
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	25,986	21,536

Non cash investing and financing activities
Unrealized loss on investments	(1,542)	–

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

Cash Flows — During the six months ending November 30, 2012, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations.

Cash flows used in operations for the quarters ended November 30, 2012 and 2011 were $618,615 and $607,420, respectively which was an increase over prior periods. Increased marketing costs, higher general and administrative costs associated with new business areas were the primary reasons for this increase.

Capital Resources — As of November 30, 2012, the Company had cash and cash equivalents of $393,379 as compared to cash and cash equivalents of $1,065,564 as of May 31, 2012.

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

4. Commissions earned from setting up binary option accounts for Option World, a Chinese base binary option trading platform. As an incentive to encourage people to set up larger accounts, Option World will give a gift of various consumer electronic products, for example a new $10,000 account receives an Ipad or Iphone and a $20,000 account receives a Macbook Air. Since Chineseinvestors.com, Inc. has the primary relationship with these customers, the company will provide these products to the customers and then Option World will reimburse them for these expenses. During the quarter ended November 30, 2012 the cost of these incentives was $89,424, both received and spent. Since these transactions were basically “pass-through transactions” these numbers were netted against each other and were not included in revenue or expense.

5. Consulting Revenue – Binary option call center is revenue that is being paid to the Company by an unrelated third party, Option World. Option World has agreed to pay the Company a fee to incentivize the Company to establish a call center in Shanghai to facilitate the promotion of binary options investments. The fee was agreed to be equal to 50% of the total start-up cost and 50% of the initial negative cash flow until such time as the call center reaches profitability. This arrangement was ended at the end of October 2012.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2012 and May 31, 2012 there were deposit balances in a US bank of $373,450 and $1,057,320, respectively. In addition the company maintains cash balance in The Bank of China, which is a government owned Bank. The full balance of the deposits in China is secured by the Chinese government. At November 30, 2012 and May 31, 2012 there were deposits of $19,929 and $7,111, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. Revenue related to the binary option revenue and Chrisworld start-up support are paid with a one month lag. As of November 30, 2012 and May 31, 2012, the Company had accounts receivable of $75,645 and $78,989, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of November 30, 2012 and May 31, 2012, the Company determined that based on historically having no bad debts an allowance was not needed.

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

Other current assets were $102,984 and $31,377 at November 30, 2012 and May 31, 2012, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $16,699 and $7,693 for the quarters ended November 30, 2012 and 2011, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of November 30, 2012 and May 31, 2012.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	November 30,	May 31,
	2012	2012
China Employees’ Salaries and Commissions Accrual	$48,126	$40,544
Call center expenses accrued	12,837
Representative Office Tax Accrual	9,843	5,697
Other Accruals	18,618	45,430
	$89,424	$91,671

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

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $106,101 and $79,840 in the six months ended November 30, 2012 and 2011, respectively.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2011	836,563	0.48
Granted	50,000	$0.00
Exercised	(140,028)	0.80
Forfeited or expired	(312,500)	0.00
Balance at May 31, 2012	389,035	$0.48
Granted	–	$0.00
Exercised	–	0.00
Forfeited or expired	–	0.00
Balance at November 30, 2012	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of November 30, 2012:

Weighted average contractual remaining term — options outstanding	1.44 years
Aggregate intrinsic value — options outstanding	$213,969
Options exercisable	305,865
Weighted average exercise price — options exercisable	$0.56
Aggregate intrinsic value — options exercisable	$168,226
Weighted average contractual remaining term — options exercisable	2.09 years

As of November 30, 2012, future compensation costs related to options issued was $0.

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

At November 30, 2012 and May 31, 2012, the Company was authorized to issue 80,000,000 shares of common stock, $0.008 par value per share.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All commons stock shares have full dividend rights.  However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30,	May 31,
	2012	2012
Furniture & fixtures	$70,711	$34,957
Leasehold improvements	22,944	9,540
	93,655	44,497
Less: accumulated depreciation	(48,029)	(35,462)
	$45,626	$9,035

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the six months ended November 30, 2012 and 2011 was $12,567 and $3,795 respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	November 30,	May 31,
	2012	2012
Website development costs	$126,955	$122,543
Less: accumulated amortization	(62,673)	(58,541)
	$64,282	$64,002

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2012 and 2011 was $4,132 and $3,898 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the first quarter of 2010 the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at November 30, 2012.

2013 fiscal year	$21,658

Office Lease – Shanghai Call Center – The Company leased office space for twelve months in Shanghai, China as part of a new initiative to promote the binary options sales. The lease period started August 18, 2012 and will terminate August 17, 2013, resulting in the following future commitments, based on the exchange rate at November 30, 2012.

2013 fiscal year	$121,823

Concentrations — During the periods ending November 30, 2012 and 2011, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada. During the period ended November 30, 2012 the majority of the Companies accounts receivable were due from one company.

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

CBN TV Agreement – In the current quarter the Company entered into an agreement with CBN TV to purchase one hour of programing five days a week for six months beginning November 1, 2012. The total cost of the contract over the six month period is $266,992. The Company has sold advertising time during the show to help offset the cost of the contract. Through January 15, 2013 the Company has obtained one sponsor that has agreed to pay $160,195, or 60% of the total cost in return for advertising time during the program.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

Select Financial

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Operating revenues
Binary option commissions	$304,364	$–	$581,515	$–
Subscription revenue	97,439	157,882	193,297	333,803
Business service revenue	37,301	–	63,221	–
Other revenue	20,930	17,856	47,677	59,527
Total revenue	460,034	175,738	885,710	393,330

Cost of services sold	267,154	112,943	490,442	292,948

General & administrative expenses	433,250	332,235	843,477	585,796
Advertising expenses	29,748	39,519	106,101	79,840

Net (loss) for the period	(270,118)	(308,959)	(554,310)	(565,254)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Six months ended November 30, 2012 compared to six months ended November 30, 2011.

Revenues

Binary Options Revenue: The Company entered into an agreement in December of 2011 with Krisworld Development Limited of Hong Kong that is growing into a more reliable income stream as it relates to our providing support services to that enterprise. During the first six months of this year this new income stream generated 150% of the revenue stream we had in the prior year related to subscription revenue and continues to grow.

Subscription Revenue:  There was a defined decrease in subscription revenues from $333,803 in the six months ended November 30, 2011 to $157,882 in the six months ended November 30, 2012 that was the result of the company’s new focus on binary option revenue.

Business Services Revenue: The Company entered into an agreement with Nova Lifestyle Inc. (see the additional information as provided in the overview section on the prior page) for services in exchange for shares in the company that is projected to generate approximately $10,000 per month over a 24 month period ending August 31, 2014. Also included in this revenue category is sponsorships of the CBN TV show the company is running. Through November 30, 2012 the Company had sold one sponsorship that has provided approximately $11,000 in revenue in the last month of the quarter.

Other Revenue:  The company also derives revenue from fees charged to FOREX for setting up trading accounts as well as through selling advertising on the company’s website. Over the last year there has been a decrease in the fees generated by both these revenue streams but they have been offset by the additional revenue generated the business services and binary option commissions.

Cost of Services Sold:  The cost of services sold increased from $292,948 to $490,442 as the company expanded its operations in the People’s Republic of China to prepare for the projected increase in binary options support services.  This category of expenses primarily consists of the cost of the PRC operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to improve.

General & Administrative Expenses:  The Company’s administrative expenses were higher than the same period in the prior quarter due to the Company adding additional staff to support its higher revenues and higher administrative costs.

Advertising:  In the first six months of fiscal year 2013 the Company had increased it advertising budget (and subsequently costs) as it focused on growing its business as associated with binary options as well as the new content delivery team (grew from $40,322 to $76,353), in the second quarter the company adjusted its advertising spending to be lower and similar to prior periods.

Equity

In the first six months of 2012 the Company raised $544,000 through the sale of Company stock through a private placement memorandum. There was no equity activity in the first six months of fiscal year 2013.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: January 14, 2013	By:	/s/ Paul Dickman
Paul Dickman
Vice President, Accounting & Finance

Date: January 14, 2013	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

