Form 10-Q
period 2013-02-28
Chineseinvestors.com, Inc.
filed 2013-04-16
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 28, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.com, Inc.

BALANCE SHEETS

	(Expressed in U.S. Dollars)
	(Unaudited) February 28, 2013	(Audited) May 31, 2012
	$	$
ASSETS
Current assets
Cash and cash equivalents [note 2]	226,280	1,065,564
Accounts receivable, net [note 2]	63,170	78,989
Investments, available for sale [note 2]	146,500	–
Other current assets [note 2]	75,988	31,377
Total current assets	511,938	1,175,930
Property & equipment, net [note 2]	39,431	9,035
Website development, net [note 2]	64,464	64,002
Total assets	615,833	1,248,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	20,387	61,105
Deferred revenue [note 2]	243,991	148,191
Accrued liabilities [note 2]	77,031	91,671
Unearned revenue [note 2]	61,035	–
Accrued interest [note 2]	30,057	–
Total current liabilities	432,501	300,967
Long-term deferred revenue [note 2]	3,387	3,871
Total liabilities	435,888	304,838

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per share issued and outstanding 2,003,776 (2012 – 2,003,776) preferred shares	2,004	2,004
Common stock Authorized 80,000,000 common shares with a par value of $0.008 per share issued and outstanding 5,108,279 (2012 – 5,108,279) common shares	43,192	40,866
Additional paid-in capital	10,133,601	10,010,927
Foreign currency gain/(loss)	1,738	1,738
Unrealized gain/(loss)	11,959
Retained deficit	(10,012,549)	(9,111,406)
Total stockholders’ equity/(deficit)	179,945	944,129
Total liabilities and stockholders’ equity	615,833	1,248,967

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

	(Expressed in U.S. Dollars)
	Three months ended February 28,		Nine months ended February 28,
	2013	2012	2013	2012
Operating revenues
Binary option commissions	$130,278	$87,550	$711,793	$87,550
Subscription revenue	125,358	125,794	318,655	459,597
Business services revenue	52,826	8,100	116,047	46,780
Other revenue	3,450	8,615	51,127	29,461
Total revenue	311,912	230,059	1,197,622	623,388

Cost of services sold	186,788	154,181	677,230	447,129

Gross Profit	125,124	75,878	520,392	176,259

General & administrative expenses	345,887	323,830	1,129,250	909,624
Commissions for private placement	–	158,846	–	158,846
Advertising expenses	96,013	52,135	202,114	131,975

Net (loss) from operations	(316,776)	(458,933)	(810,972)	(1,024,186)

Other expenses
Interest expense	(30,057)	–	(90,171)	–

Net (loss)	(346,833)	(458,933)	(901,143)	(1,024,186)

Other comprehensive loss
Unrealized loss on marketable equity securities	13,501	–	11,959	–
Gain on early extinguishment of debt	–	33,738	–	33,738

Comprehensive loss for the period	(333,332)	(425,195)	(889,184)	(990,448)

Weighted average number of common shares outstanding – basic and diluted	4,934,991	4,872,491	4,900,269	4,865,562

Earnings (loss) per share – basic	(0.07)	(0.09)	(0.17)	(0.21)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	(Expressed in U.S. Dollars)
	Nine months ended February,
	2013	2012
OPERATING ACTIVITIES
Net (loss) for the nine month period	$(901,143)	$(1,024,186)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Non-cash revenue	(73,506)	–
Depreciation & amortization	24,960	11,541
Stock issued for services	–	48,000
Changes in operating activities and liabilities
Other current assets	(44,611)	(10,165)
Accounts receivable	15,819	(4,261)
Accounts payable	(40,718)	110
Deferred revenues	95,316	115,855
Deferred interest	30,057	–
Other accrued liabilities	(14,640)	–
Net cash (used in) operating activities	(908,466)	(863,106)

INVESTING ACTIVITIES
Purchase of equipment	(55,818)	(8,011)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	125,000	544,000
Proceeds from private placement of preferred stock	–	1,851,000
Cash used for treasury stock purchase and retirement	–	(207,500)
Net cash provided by financing activities	125,000	2,187,500

Increase (decrease) in cash and cash equivalents	(839,284)	1,316,383
Cash and cash equivalents, beginning of period	1,065,564	252,302
Cash and cash equivalents, end of period	226,280	1,568,685

Supplemental disclosure of cash flow information
Cash paid for interest	60,114	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	33,986	32,876

Non cash investing and financing activities
Unrealized gain on investments	11,959	–

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

Cash Flows — During the nine months ending February 28, 2013, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations.

Cash flows used in operations for the quarters ended February 28, 2013 and 2012 were $908,466 and $863,106, respectively which was an increase over prior periods. Increased marketing costs, higher general and administrative costs associated with new business areas were the primary reasons for this increase.

Capital Resources — As of February 28, 2013, the Company had cash and cash equivalents of $226,280 as compared to cash and cash equivalents of $1,065,564 as of May 31, 2012.

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

4.   Commissions earned from setting up binary option accounts for Option World, a Chinese base binary option trading platform. As an incentive to encourage people to set up larger accounts, Option World will give a gift of various consumer electronic products, for example a new $10,000 account receives an Ipad or Iphone and a $20,000 account receives a Macbook Air. Since Chineseinvestors.com, Inc. has the primary relationship with these customers, the company will provide these products to the customers and then Option World will reimburse them for these expenses. During the quarter ended February 28, 2013 the cost of these incentives was $54,268, both received and spent. Since these transactions were basically “pass-through transactions” these numbers were netted against each other and were not included in revenue or expense.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At February 28, 2013 and May 31, 2012 there were deposit balances in a US bank of $202,570 and $1,057,320, respectively. In addition the company maintains cash balance in The Bank of China, which is a government owned Bank. The full balance of the deposits in China is secured by the Chinese government. At February 28, 2013 and May 31, 2012 there were deposits of $23,710 and $7,111, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. Revenue related to the binary option revenue and Chrisworld start-up support are paid with a one month lag. As of February 28, 2013 and May 31, 2012, the Company had accounts receivable of $63,170 and $78,989, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of February 28, 2013 and May 31, 2012, the Company determined that based on historically having no bad debts an allowance was not needed. However, one of the Company’s primary customers, representing approximately $60,000 in accounts receivable at quarter end has a substantial amount of their banking relationships in Cyprus. Due to the current economic climate in that county the Company is carefully monitoring their ability to fulfill their financial obligations and will make a final determination regarding the collectability of their receivables by May 31, 2013. Currently the Company is unable to determine collectability and as a result has not made any adjustments to the receivable balance.

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

Upon receipt, these shares were recorded as an asset on the Companies financials as "Available for sale securities". The Company will also record a corresponding contra-asset account titled "Unearned Revenue".

Other Current Assets — Other current assets is comprised of deposits in Chinese RMB on building space under an operating lease and are stated at the current exchange rate at quarter end.

Other current assets were $75,988 and $31,377 at February 28, 2013 and May 31, 2012, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $8,261 and $7,693 for the quarters ended February 28, 2013 and 2012, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of February 28, 2013 and May 31, 2012.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	November 30,	May 31,
	2012	2012
China Employees’ Salaries and Commissions Accrual	$46,563	$40,544
Call center expenses accrued	–	–
Representative Office Tax Accrual	8,562	5,697
Other Accruals	21,906	45,430
	$77,031	$91,671

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

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $202,114 and $131,975 in the nine months ended February 28, 2013 and 2012, respectively.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2011	836,563	$0.48
Granted	50,000	0.00
Exercised	(140,028)	0.80
Forfeited or expired	(312,500)	0.00
Balance at May 31, 2012	389,035	0.48
Granted	–	0.00
Exercised	–	0.00
Forfeited or expired	–	0.00
Balance at February 28, 2013	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of February 28, 2013:

Weighted average contractual remaining term — options outstanding	1.44 years
Aggregate intrinsic value — options outstanding	$159,504
Options exercisable	134,692
Weighted average exercise price — options exercisable	$0.56
Aggregate intrinsic value — options exercisable	$87,625
Weighted average contractual remaining term — options exercisable	1.84 years

As of February 28, 2013, future compensation costs related to options issued was $0.

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

At February 28, 2013 and May 31, 2012, the Company was authorized to issue 80,000,000 shares of common stock, $0.008 par value per share.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All commons stock shares have full dividend rights.  However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

In January 2013, the company accessed this line for the first time in the amount of $125,000 resulting in the company delivering 290,746 shares of the Company’s common stock to Kodiak Capital on January 23, 2013.

On September 8, 2010, in the third quarter of FY 2012 the Company reverse split its shares at a rate of 8 to 1 resulting in total shares outstanding changing from 38,579,925 to 4,822,491. All Company financials statements are retroactively adjusted at this ratio.

Series A Convertible Preferred Stock

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $0.06 per share per annum when, and if declared by the Board of Directors.

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

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30,	May 31,
	2012	2012
Furniture & fixtures	$70,711	$34,957
Leasehold improvements	22,944	9,540
	93,655	44,497
Less: accumulated depreciation	(54,224)	(35,462)
	$39,431	$9,035

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates:

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the nine months ended February 28, 2013 and 2012 was $18,762 and $5,695 respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	February 28,	May 31,
	2013	2012
Website development costs	$126,955	$122,543
Less: accumulated amortization	(62,491)	(58,541)
	$64,464	$64,002

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 28, 2013 and 2012 was $6,198 and $5,846 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the first quarter of 2010 the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at February 28, 2013.

2013 fiscal year	$21,658

Office Lease – Shanghai Call Center – The Company leased office space for twelve months in Shanghai, China as part of a new initiative to promote the binary options sales. The lease period started August 18, 2012 and will terminate August 17, 2013, resulting in the following future commitments, based on the exchange rate at February 28, 2013.

2013 fiscal year	$121,823

Concentrations — During the periods ending February 28, 2013 and 2012, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada. During the period ended February 28, 2013 the majority of the Companies accounts receivable were due from one company.

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

CBN TV Agreement – In the first quarter of 2013 the Company entered into an agreement with CBN TV to purchase one hour of programing five days a week for nine months beginning November 1, 2012. The total cost of the contract over the six month period is $266,992. The Company has sold advertising time during the show to help offset the cost of the contract. Through January 15, 2013 the Company has obtained one sponsor that has agreed to pay $160,195, or 60% of the total cost in return for advertising time during the program.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

Select Financial

	Three months ended February 28,		Nine months ended February 28,
	2013	2012	2013	2012
Operating revenues
Binary option commissions	130,278	$87,550	711,793	$87,550
Subscription revenue	125,358	125,794	318,655	459,597
Business service revenue	52,826	8,100	116,047	46,780
Other revenue	3,450	8,615	51,127	29,461
Total revenue	311,912	230,059	1,197,622	623,388

Cost of services sold	186,788	154,181	677,230	447,129

General & administrative expenses	345,887	323,830	1,129,250	909,624
Commissions for private placement	–	158,846	–	158,846
Advertising expenses	96,013	52,135	202,114	131,975

Net (loss) for the period	(316,776)	(458,933)	(810,972)	(1,024,186)

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

Nine months ended February 28, 2013 compared to nine months ended February 29, 2012.

Revenues

Binary Options Revenue: The Company entered into an agreement in December of 2011 with Krisworld Development Limited of Hong Kong that is growing into a more reliable income stream as it relates to our providing support services to that enterprise. However, many of the company’s financial assets are currently deposited in Cyprus and as a result of the macroeconomic turmoil in that region and as a result this revenue source has been substantially reduced in the third quarter.

Subscription Revenue:  There was a defined decrease in subscription revenues from $459,597 in the nine months ended February 29, 2012 to $318,655 in the nine months ended February 28, 2013 that was the result of the company’s new focus on binary option revenue.

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

Cost of Services Sold:  The cost of services sold increased from $447,129 to $677,230 as the company expanded its operations in the People’s Republic of China to prepare for the projected increase in binary options support services.  This category of expenses primarily consists of the cost of the PRC operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to improve.

General & Administrative Expenses:  The Company’s administrative expenses were higher than the same period in the prior quarter due to the Company adding additional staff to support its higher revenues and higher administrative costs.

Advertising:  In the first nine months of fiscal year 2013 the Company had increased it advertising budget (and subsequently costs) as it focused on growing its business as associated with binary options as well as the new content delivery team (grew from $96,013 to $202,114), in the second quarter the company adjusted its advertising spending to be lower and similar to prior periods.

Pre-Public Company Advisory Services: The Company began to offer pre-public company advisory services in December of 2012 and have two clients committed by February 28, 2013.

As a subsequent event note the Company entered into a support services contract with Clear Currents Inc. for the delivery of specific services related to securing public status (OTCBB QB) for that company valued at $325,000 and company stock (restricted); to be earned over the next seven to nine months. Please note the associated press release on or about April 9th, 2013.

As a subsequent event note the Company entered into a support services contract with Medicine Man of Denver Inc. for support as it relates to licensing certain technologies and business processes as they relate to the general Cannabis businesses continued development nationally. This arrangement requires the Company to help prepare specific protocols and a licensing process for which they will receive a percentage of the gross revenues associated with the service offering. Please note the associated press release on or about April 12th, 2013.

Equity

In the first nine months of 2012 the Company raised $544,000 through the sale of Company stock through a private placement memorandum. In the third quarter of fiscal year 2013 the Company raised $125,000 through the sale of Company stock through a private investment in public entity.

Liquidity

The Company is currently addressing its liquidity issues by building, subscription service products, developing new revenue streams through the offering of investor relations and consulting services (as discussed) and by seeking investment capital through private placement of common stock and debt. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations. It should be noted that the Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2011 the Company raised $544,000 through the sale of 566,667 shares of commons stock at $0.96 per share. During the quarter ended February 28, 2013 the Company raised $125,000 through the sale of 290,746 shares of common stock at $.43.  The proceeds from the sales of these stocks were used to fund the Company’s ongoing operating.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 16, 2013	By:	/s/ Paul Dickman
Paul Dickman
Vice President, Accounting & Finance

Date: April 16, 2013	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

