Form 10-K
period 2013-05-31
Chineseinvestors.com, Inc.
filed 2013-08-29
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of August 29, 2013, there were outstanding 5,969,585 shares of the issuer’s common stock, par value $0.001 per share and 2,003,776 shares of the issuer’s preferred stock, par value $0.001 per share.

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MAY 31, 2013

i

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

The stockholders of Chineseinvestors.com, Inc. were issued 8,200,000 shares of our common stock, or approximately 96% of our total outstanding common shares. After giving effect to the acquisition, Chineseinvestors.com, Inc. became a wholly owned subsidiary and we changed our name to Chineseinvestors.com, Inc. Immediately prior to the acquisition of Chineseinvestors.com, Inc., MAS Capital Inc. returned 8,200,000 shares of common stock for cancellation without any consideration.

Chineseinvestors.com, Inc. was established as an ‘in language’ (Chinese) financial information web portal, offering various levels of information relative to the US Equity and Financial Markets, as well as certain other specific financial markets (including China A Shares, FOREX, etc.). Over the years, various informational components have been added and the general content improved as the Company continues to derive the majority of its income from various subscription services it offers to its customers. We offer subscription services to provide education about investing and news and analysis on the stock market as well as news about particular stocks that we are following. Nevertheless, we do not provide our subscribers with individualized investment advice and never have investment discretion over any subscribers’ or site visitors’ funds.

Chineseinvestors.COM, Inc. has been in continuous operation since July of 1999 using the web domains (uniform resource locators) of www.chineseinvestors.com and www.chinesefn.com.

We established a Representative Office business presence in leased office space in Shanghai, China in late 2000 from which we could fulfill most of our support types of service and also have a leased office presence in Arcadia, California with our corporate offices located in Aurora Colorado.

In early 2010, the Company began to prepare the necessary documents and information needed for a Form 10 submission to facilitate the Company’s’ ability to raise capital on the public market. In particular, we have retained the firm of B F Borgers CPA PC to be our independent auditor.

We filed our Form 10/12G on, or about, November 29, 2010 with the SEC and responded to all comments, receiving our letter of acknowledgement and completion of that process on or about June 10, 2011. During the interim time period we filed all documents as required by the SEC relative to amendments, forms 10Q and 8K as necessary, and revisions thereto.

We began a search for a market maker in early 2011, eventually selecting Glendale Securities having offices in Sherman Oaks, California.

As of May 2013, the Company employed 41 (2012-35) persons in its Shanghai Office in a variety of administrative and operational capacities, including its CEO and office manager. All but 13 (2012 - 3) are employed full time. The Company also has two contract officer(s) and a full time support team member employed in the US.

1.b.) Shareholder, Company, and Material Events Recap

In November 2009, the Company completed a private placement of stock that started in December, 2008. We raised a total of $1 million in that private placement. In addition, the Company initiated work to compile the financial statements and data that would eventually be used in the generation of its audited financial statements.

In December of 2009, the Company purchased a note held by Hollingsworth LLC, a past majority shareholder for $112,500. The note was related to a purchase of Hollingsworth LLC’s interests in the Company by Mr. Sabean (hereafter referred to as Sabean), a shareholder in October of 2005 (as noted in our prior disclosures).

In January 2010, the Company repurchased 13,451,461 shares from Sabean in consideration of a payment of $150,000, forgiveness of the note receivable owed by Sabean (via the Hollingsworth LLC interests as purchased in October of 2005), and through the issuance of 2,500,000 stock options. The Company then retired these shares to treasury reducing the total number of shares outstanding accordingly.

In April of 2010 and with Mr. Myers earlier resignation in March of 2009, the Board of Directors had been seeking a new independent member for the Board of Directors, as it anticipated filing a Form 10 registration statement in an effort to become a public reporting company later in the year. On April 30, 2010, James S. Toreson was appointed to the Board of Directors. The Board of Directors felt that Mr. Toreson’s general corporate experience and past service with the Company (Interim CEO from March 2002 through March 2003) qualified him as an excellent choice for its first independent director. Mr. Toreson was originally nominated by Hollingsworth LLC as a condition of their participation and purchase of stock as noted but Mr. Toreson has not been affiliated with the Hollingsworth or its principals since March of 2003.

On June 26, 2010, the Company held an annual meeting of its shareholders in Arcadia, California. Mr. Wang, Mr. Roper, and Mr. Toreson were elected to full terms as directors at the meeting.

The Company conducted a private placement offer under Regulation D in January of 2012. The proceeds of the private placement will be focused on continuing our growth. As of May 2012 we had raised $525,000 through the sale of 4,375,002 shares of common stock at $0.12 per share, adding 17 new shareholders resulting in a total of 352 shareholders of record. We are not using a broker-dealer to sell our shares.

In June of 2011 the Company elected to increase the target amount raised within the Regulation D offering from $1 million to $1.5 million.

As of August 29, 2011 the Company had raised $1,069,000 through the sale of 8,908,335 shares of its common stock to 27 accredited investors.

In August of 2011, the Company repurchased 5,170,106 shares and retired 2,500,000 options belonging to Sabean in consideration of a payment of $250,000 that included certain repayment terms and condition. As of August 3, 2012 Sabean is no longer a shareholder in the Company.

In December of 2011, the Company entered into an agreement for services with KrisWorld Development Limited of Hong Kong in support of their Binary Options business, as noted in various news releases at that time.

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

In July of 2012, the Company modified its services agreement with KrisWorld Development Limited of Hong Kong in consideration of deploying a client service center related to supporting service offerings with KrisWorld in Shanghai, China. This new client service center was designed to accommodate up to 80 employees and began operations in early August of 2012. This endeavor was ‘shuttered’ in November of 2012 due to a lack of support (financial and management) from Krisworld as they had primary operating responsibility for the management of this operation.

In April of 2013, The Company noted the default of KrisWorld Development Limited of Hong Kong and any affiliates related to payments due for services that the Company had performed. During this interim period (through the filing of this 10K), the Company has and will continue to field comments and complaints from clients of Krisworld Limited of Hong Kong related to their binary options platform performance as well as an inability to withdraw funds from their (client) related accounts. This is due to our ongoing support services related responsibility(s) per our agreement with KrisWorld Limited of Hong Kong to all existing account holders and in recognition of the fees we have earned during the interim period related to customer support for KrisWorld.

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

The Company has worked toward establishing its web presence. Due to the lack of site use information in competitor companies and based upon our web site access metrics; the Company must acknowledge that while it has a substantial public audience, it is difficult to ascertain exactly where any specific leadership position lies and therefore can make no definitive statement as to an overall position of our website and presence within our specific marketplace. Recently (July 2013 Web Trends Report) the Company experienced over 126,000 unique visitors represented by just under 345,000 visitor sessions, noting the average site visit lasted just over 21 minutes.

With our screen layout and menu options, we display our research tools in a manner designed for ease of use. The content and technology comprising our integrated information platform is also designed to be adaptable so that as we develop new research tools and adopt new content and features, these new research tools, content and features can be easily integrated with our existing platform.

Our service offerings permit users to subscribe to several of our service packages and we have approximately 5,000 active pay subscribers. Our registered users are Internet users who maintain a registered account with either www.chinesefn.com or www.chineseinvestors.com. The vast majority of these subscribers (92%) are located in the US and North America.

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

It should be noted that ChineseInvestors.com is not a Registered Investment Advisor or a Broker/Dealer. All information provided must be understood as information provided and not investment advice. ChineseInvestors.com advises all readers and subscribers to seek advice from a registered professional securities representative before deciding to trade in any companies featured by ChineseInvestors.com or anyone. All statements and expressions are the opinion of the companies featured and are not meant to be a solicitation or recommendation to buy, sell, or hold securities.

The accuracy or completeness of the information on this website is only as reliable as the sources they were obtained from all to be public sources. ChineseInvestors.com, its officers, directors, employees or any affiliated parties make no representation or warranty as to the accuracy of the information provided. All information concerning the companies featured herein should be verified independently with the featured company. Factual statements are made as of the date stated and are subject to change without notice. ChineseInvestors.com is not responsible for any claims made by any company.

The receipt of any of our publications does not create any implication that there has been no change in the affairs of the company profiled since the date of review. We do not provide any analysis of the featured company's financial position. Investments in all stocks are generally deemed to be highly speculative and do involve substantial high risk, making it appropriate for readers to consult with professional investment advisors and to make independent investigations before acting on information published by ChineseInvestors.com.

ChineseInvestors.com et al may increase or decrease its ownership interest in any featured companies at any time before, during or after distribution of information. We may profit in the event the shares of the company featured by us increase in value. These positions may be liquidated from time to time even after we have made positive comments regarding the company. The receipt of this information constitutes your acceptance of these terms and conditions.

To facilitate the offering of our services the Company has several full time editorial staff members.  Each staff member is a graduate of a college or university in China and is fluent in English. These staff members monitor CNBC, Bloomberg and other sources of financial news for developments on the stocks being tracked.  They listen to conference calls conducted by the management of the tracked stocks, but do not ask questions. The staff members translate the news, developments and their notes and provide that information to the subscribers. The stocks tracked are generally large capitalization stocks traded on the NYSE or NASDAQ exchange(s). Companies are selected based on industry and market segment. The Company periodically selects and or drops the companies being tracked.

More recently the Company has begun to provide corporate support to a variety of public companies in the form of an Investor Awareness service whereby the Company provides information about these companies to our client base. (see General Corporate Support Services on page 8)

Our Subscription Services

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

Education Materials (Video Training), Stock Investment

These training materials are offered in a CD/DVD format and are shipped to the purchaser immediately upon purchase and include 1) fundamentals critical to a consistent investment strategy, 2) what to look for in creating a fundamental analysis, 3) how to spot various trading opportunities, 4) how to find swing trading opportunities for individual stocks, and 5) what is position trading and holding time analysis. In addition we also provide evaluations as well as analyze all the sample shareholdings and volatile stocks in our sample portfolio. In this way we strive to help you understand why you may be making certain moves so that you can learn various rationales and strategies, thus becoming a better investor. These educational materials are based upon historic performance information and do not provide advice on current potential investments, but rather provide an educational point of reference only.

Option Investment & Trading Subscription Services

This program includes 1) instructional analysis for Market Index Option Trading, 2) instructional analysis for Stock Option Trading, 3) instruction and analysis for long term Stock Option Trading, 4) introductory articles for Options, 5) real-time market education and analysis, and 6) pre-market analysis of three stock indexes daily chart analysis of the Dow-Jones Industrial average, the NASDAQ index and the Standard & Poor’s index with our views and outlook for the three index options including a sample daily tracking of option portfolio, etc.

FOREX (Foreign Currency Exchange) Subscription Services

Offering services including 1) a daily FOREX Headline, 2) a daily Video FOREX Market Analysis, 3) educational alerts for our training sample portfolio transactions, and 4) a daily comment(s) review of key FOREX activity, etc.

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

 Planned Additional Education Services

We plan to continue to expand our presence in China through the establishment of additional related services that will likely be provided by third party vendor(s) working directly with us. The Company has not as of yet identified such potential relationships, but is working on updating its formal business strategy and plans to identify such potential third party or other partners prior to publishing its curricula.

We plan to substantially increase our presence in the US as well as China, expanding our educational training and seminar products substantially.

We believe that we have the requisite blend of experience and technical skills related to financial market awareness and content publication to develop a series of courses devoted to investor education and offered in the Mandarin language. Based on the demands of individuals both in China and outside China, as well as on the structure and features of the financial markets, we anticipate we will be able to substantially increase our presence and revenues once we are able to offer services within China (Peoples Republic of China).

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

The Company maintains a customer service center that is open twenty four hours a day, seven days a week (24/7) in Shanghai China. The center is staffed with individuals having both Chinese and English Language skills who are available by both telephone (1-800-808-8760) as well as email (info@chinesefn.com). Once an inquiry call or email is initiated, follow up provided by an individual best suited to answering the specific question is undertaken often times resulting in a new email address point of contact as it relates to the specific Customer Service Representative responding to the inquiry. The Company also provides various levels of translation support for its advertisers as may be contracted for.

Typical Customer Service or Technical Support Calls include:

•	What's the website address of chinesefn.com;
•	How do I access the website or how do I register online;
•	What products are free and which ones are offered at a cost;
•	What is the cost of a particular product;
•	Where to login our membership section;
•	Company intro and what content they can get access to our website;
•	When and where they can find the updated news;
•	Where are the archives, etc;
•	Customer can't login to the website; (technical support)
•	The computer can't refresh the webpage; (technical support)
•	The computer can't submit user's message; (technical support)
•	The computer can't show the web content in traditional Chinese (technical support)

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

While the Company does not currently have a formal budget for advertising, it plans to develop a more substantial plan and outlook in the near future as a part of its business planning and strategy development efforts and as it achieves revenues and or funding that will allow it to continue to expand its business.

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

We are working on identifying other possible products that could be deployed as well as produce income for the company as they relate to "Portal, IR and PR marketing and Conference and Online Platform businesses" that could include those designed to 1) integrate with our portal such as various hybrid advertising services (word specific, etc.), 2) investor and or public relations promotional material dissemination (on behalf of various businesses and or advertisers) via website delivery mechanisms, and 3) sponsoring as well as hosting related online (interactive) educational programs and conference events, etc.

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

General Corporate Support Services

In June of 2012 the Company initiated its first corporate support service (hybrid IR) support effort by providing Nova Lifestyle, Inc. (Nova) an OTCQB status company having global operations with interim general share and shareholder support via messaging and information delivery to the Company’s subscribers. The initial period (began June 15, 2012) was so successful that Nova engaged the Company for a twenty four month services contract in exchange for 100,000 shares of Nova’s (Symbol “STVS”) common stock.

In March of 2013 the Company initiated its first corporate support services agreement to provide pre-public company consulting services in additional to general corporate awareness for a 2nd client, Clear Currents, Inc., a private company developing a unique organic fertilizer as well as cleaning solutions product line for planned deployment in Asia. These services generated approximately $72,000 in fees as well as 60,000 shares of common stock (restricted under rule 144) for the Company noting the relationship is ongoing and expected to result in taking Clear Currents public via a Form 10-12 G and 15c2-11 filing followed closely by securing DTC eligibility in the next year.

We provide corporate awareness and general stock support though our relationships with our subscribers that is generally active in the OTC and other broader exchanges (NASDAQ and NYSE). As of the date of this filing (August 29, 2013) we have added thirteen new service provider contracts to our initial Nova based agreement, generating over $1,000,000 (market value as of 08/29/2013) in stock related income (current and future reporting period based).

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as an office presence in Arcadia, California. It also maintains a correspondence address in Arcadia, California on a month to month basis as well as an executive office suite in Aurora, Colorado.

Shanghai Offices	21 H-J, No 55, Huai Hai Road (W), Shanghai, China, 200030 (lease expired 09/01/2013)
Arcadia Offices	150 N Santa Anita Avenue, Suite 300, Arcadia, CA 91006 (month to month)
Correspondence Address	411 E. Huntington Drive, #107-228, Arcadia, CA 91006 (month to month)

Corporate Offices 13791 East Rice Place, Suite #107, Aurora, CO 80015 (lease exp. 09/13)

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

In August of 2011, the Company repurchased 5,170,106 shares and retired 2,500,000 options belonging to Leon J. Sabean in consideration of a total payment of $250,000 ($100,000 on August 3, 2012 with two subsequent payments of $75,000 due April 28, 2012 and the second and final payment is due April 28, 2013). As of August 3, 2012 Sabean is no longer a shareholder in the Company. See subsequent event footnote in the financial section of this document for additional information regarding this transaction. Subsequently, in March of 2012 the Company was able to retire the $150,000 note in consideration of a reduced cash payment to Mr. Sabean of $107,500.

In summary, the Company has reduced the shares outstanding via the Sabean’s repurchase agreement(s) by 21,121,567 shares (includes 2,500,000 options) at a cost of $515,000, or approximately $0.024 per share (at retirement), while raising $2,069,000 (December 2008 through August 29, 2012) through the sales of 18,908,337 shares of stock at $0.10 and $0.12 per share, as noted.

In February of 2012, three persons holding options as already identified in past filings chose to exercise certain portions of those outstanding options causing an additional 139,908 shares to be issued to these individuals in accordance with the terms and conditions therein and as previously disclosed.

In February of 2012, the Company issued 95,760 shares of its common stock to 16 individuals (non-officer or director) to its current and past employees as consideration services provided as the Company worked to become publicly quoted.

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

During the year ended May 31, 2013, the Company raised $275,000 of cash from a private equity firm by issuing 861,306 shares of its common stock.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ending May 31st)

Description	2013	2012	2011	2010	2009
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues	$1,639,373	$897,105	$845,097	$939,817	$697,933
Less: Cost of Goods Sold	$(974,966)	$(686,865)	$(556,195)	$(531,184)	$(442,776)
Operating Income	$664,407	$210,240	$288,902	$408,633	$255,157
Expenses, General & Administration	$(1,662,220)	$(1,995,918)	$(1,033,582)	$(954,846)	$(998,000)
Income <Loss>, Continuing Operations	$(1,118,041)	$(2,206,158)	$(744,681)	$(546,213)	$(742,843)
Income <Loss>, Per Share (Continuing Operations)	$(.21)	$(.44)	$(0.17)	$(0.12)	$(0.14)
Total Shares Outstanding (includes Options)	$6,358,620	4,992,454	4,281,322	4,411,462	5,392,895
Long Term Obligations	$6,584	$3,871	$5,797	$8,015	$3,988
Cash Dividends Declared per Common Share	$–	$–	$–	$–	$–
Total Assets	$1,000,575	$1,248,967	$354,655	$252,063	$417,966

Total Revenues describes all income from all Company related activities including subscription sales, advertising sales, FOREX support service fees, consulting fees, investor awareness campaigning, and education/training sales.

Cost of Goods Sold refers to all operating expense related to the cost of delivery of content services including direct expenses related to binary option revenues and all of the general Shanghai office expenses.

Expenses, General & Administration refers to the expense related to general advertising, US operational overhead, salaries and related expenses of US Citizens, the costs of note and share repurchases, the costs of options granted, US based web hosting services, etc.

Income <Loss>, refers to the value remaining when subtracting Expenses, General & Administration from the Operating Revenues value.

Income <Loss>, Per Share refers to any income or loss per share value when dividing the Income <Loss>, value by the number of common shares outstanding.

Weighted Averages Shares Outstanding refers to the total number of shares outstanding at any given year end period.

Long Term Obligations,  refer to those specific values associated with defined Long Term Obligations as shown in our Financial Statements.

Cash Dividends Declared per Common Share refers to any dividends that may have paid out on behalf of the common stock shareholder; noting the Company has never paid any such dividend.

Total Assets refers to the total assets as may be reflected in the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2013

Revenues

Subscription Revenue: The Company experienced a modest decrease in subscription based revenues ($522,327 in FY 2012 decreased to $495,154 in FY 2013) as it expanded its various service offerings within the marketplace and individual investors continued to be wary of the general equity marketplace. It should also be noted that market conditions will continue to impact these sales in a manner the Company is working to expand into as it offers other subscription services in an effort to be less exposed to the volatility of its subscription service offerings and related popularity. It should be noted that this revenue item grew substantially in the 4th quarter of FY 2013 to $176,499 as compared with $318,355 in the first three quarters of FY 2013. As a point of reference, the Company had cash sales related to subscription services of approximately $331,000 in the 4th quarter of 2013. The excess in value created by the difference in these cash sales and the accrued value to the 4th quarter will be reflected in future revenues related to the period in which our services are actually delivered. Additionally, our support team is being tasked with improving our content as well as generating new subscribers (free as well as paid service related) through various new initiatives.

FOREX Revenue: This revenue item has decreased to a value that is no longer significant enough to report on a line item basis (less than 2.5% and now reflected in the other revenue line item). While the Company still provides translation and application support for various clients, we no longer focus on this revenue source.

Business Services Revenue (Advertising Revenue): This revenue item has been combined into the Business Services Revenues line item as we continue to expand related services as associated with investor awareness, general corporate strategic support, pre-public company consulting, etc. This line item has grown substantially generating $303,901 in the fourth quarter of FY 2013. We expect this revenue base to continue to expand as we move into FY 2014 and continue to add new clients and related services. It should also be noted that the Company has begun to accept 144 stock (which is a special restricted class of stock received as payment for services) in the various clients as a part of its compensation which will have an initial negative cash flow impact as the shares become liquid in nature six (6) months or more after services have been provided (in most cases). The value of these shares is computed quarterly based upon the closing price quoted within the exchange they are registered on and adjustments to those values from prior quarters are reflected in the unrealized gain on marketable equity securities as noted in the Statements of Stockholders’ Equity (Deficiency) which for the 4th quarter of FY 2013 showed an appreciation of $75,166 that was not reflected on the Company’s Income Statement as it had not been realized at June 30, 2013.

Binary Option Service Revenues: This revenue category (related to support services as provided to KrisWorld Limited of Hong Kong) generated $263,274 during the last 6 months of FY 2012 and increased substantially in the first nine (9) months of FY 2013 until the Company had an unexpected interruption in its services to clients as they relate to Binary Option Trading. In the last nine (9) months of FY 2013 we generated $740,354 in revenue. With the establishment of a client service center in Shanghai, China to support these services (in conjunction with our partner KrisWorld Development Limited of Hong Kong) in August of 2012 and its unexpected closure in November 2012 due to a lack of management support by KrisWorld, this revenue source has now been eliminated.

In April of 2013, The Company noted the default of KrisWorld Development Limited of Hong Kong and any affiliates related to payments due for services to the Company. During the interim period through the filing of this 10K, the Company has fielded several complaints from clients Krisworld Limited of Hong Kong related to their binary options platform performance as well as an inability to withdraw funds from their (client) related accounts. The last fees and or reimbursements for services to this company were received in January of 2013. At the conclusion of this relationship, Chineseinvestors.com, Inc. was owed $77,708 for various reimbursements and fees from Krisworld Development Limited. The Company recognized this as a cost of generating the binary option revenue by writing this balance off as uncollectable as a charge to cost of goods sold at May 31, 2013.

Overall revenues in FY 2013 ($1,639,373) increased substantially in comparison to FY 2012 ($897,105).

Expenses

Cost of Services Sold: These related costs increased (from $686,865 in FY 2012 to $974,966) for the most part due to our additional investment into the client service center (as related to our now defunct binary options services revenue stream) and increases in the costs of support for these services during the interim nine (9) months (which included a doubling of our office space and related operating costs in Shanghai).

General & Administrative Expense: These expenses have decreased somewhat ($1,513,683 in FY 2012 to $1,434,779 in FY 2013), noting we continue to search for efficiencies in our operating cost base and that most of this savings was related to the lack of stock awards in FY 2013.

Advertising Expenses: Advertising related expenses were stable ($235,189 in FY 2012 to $227,441 in FY 2013). These expenses are generally related to outside advertising costs and various other related expenses.

4th Quarter (FY 2013) General Notes

Revenues for the 4th quarter of FY 2013 were $495,431 while expenses were $618,799; generating a loss of ($123,268) in comparison to losses over the first three quarters of operations totaling ($994,773). Management is also encouraged by the recent increase in revenue as well as the interest in our business services revenue potential noting that this value provided a strong contribution to our 4th quarter numbers ($377,407). For additional information, please refer to our subsequent events notes.

Liquidity

The Company is currently addressing its liquidity concerns due to its ongoing operating losses, by continually building upon its revenue generation subscription service products, increasing its advertising based revenues (as discussed), and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. We may from time to time secure credit through loans backed by securities the Company holds and owns.

To this end the Company has secured up to $1.5 million in the form of an equity investment line from Kodiak Capital LLC that it can utilize as may be strategically advisable or needed in the future. The S-1 registration statement for this facility became effective (SEC) on or about July 5th, 2012 and may be used to access these funds upon written request by the Company in tranches of up to $500,000 each until February 28, 2014. It should be noted that the issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able to arrange for other financing to fund our planned business activities. In FY 2013 we drew down a total value of $275,000 related to this line in exchange for 861,306 of common stock (approximately $0.32 per share) per the terms of the agreement. There was $1,225,000 still available from this capital source at June 30, 2013.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9.A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2013, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, 5) implement appropriate information technology controls. In consideration of our smaller size, the burden of elimination of these material weaknesses would create an undue financial burden on the Company.

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

Changes in Controls and Procedures

In the current year the Company adopted a new accounting information system to address several of our internal controls issues. There were no other significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of May 31, 2013 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of May 31, 2012. Once again, implementation of such controls would have a devastating effect on the Company, likely causing its demise. As we continue to grow our revenues to a point where such controls and requirements can be affordably implemented, we will continue to remain aware of these weaknesses. Management continues to work to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	45	Dec. 1999	Chief Executive Officer and Chairman of the Board
Brett Roper	60	Mar. 2002	Secretary of the Board of Directors and Chief Operating Officer
Paul Dickman	33	Aug. 2012	Chief Financial Officer
James S. Toreson	71	Apr. 2010	Director (Independent) (Previous Board Service Mar. 2002 thru Apr. 2003)

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	James S. Toreson served on the Board of Directors previously in association with the Hollingsworth LLC ownership time period from March of 2002 through August of 2003. Mr. James S. Toreson is the single voting member of our audit, nominating, and compensation committees although Mr. Warren Wang and Mr. Brett Roper serve on these committees in a non-voting capacity as Management Representatives.

III.	Mr. Toreson and Mr. Roper had no relationship with Mr. Wang or each other prior to October of 2001 when they were introduced to each other, as well as the Company and Hollingsworth LLC as a part of the Due Diligence Team assembled to provide consideration and support to Hollingsworth LLC prior to their investment in the Company, occurring in March of 2002.

IV.	Mr. Roper served on the Board of Directors starting in March of 2002 (through December of 2005 as the Hollingsworth LLC Representative) and continues to serve in that capacity as of this date. Mr. Roper’s general business experience is very broad based, having exposure to operating company management, real estate investment and rehabilitation projects, and a wide variety of industry channels. He currently services as the Company’s COO as well as Secretary of the Board of Directors.

V.	The Audit Committee was enlarged to three persons in June of 2010 with James S. Toreson serving as its Chairman and single voting member as of this date. Mr. Toreson, who is independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B) has been determined to have the necessary financial experience to serve as the committee financial expert. Mr. Toreson is qualified as a financial expert due to his understanding of generally accepted accounting principles which he has gained through a combination of education and experience as a key executive for over 30 years in a wide variety of businesses. A brief summary of his business experience is listed below Mr. Roper and Mr. Wang serves on the committee in a non-voting capacity.

VI.	Mr. Dickman has served as the Chief Financial Officer starting in July of 2010 and continues to serve in that capacity as of this date. Mr. Dickman has a broad range of accounting and finance experience. He began his career working as an auditor and financial consultant with several regional accounting firms. In addition to his work as Chief Financial Officer for Chineseinvestors.com, Inc. he has also been the Chief Financial Officer for several other public and private companies.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2013 and May 31, 2012.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation	Totals
Warren Wang	2013	$120,000	$–	$–	$–	$–	$–	$–	$120,000
Chief Executive Officer	2012	$110,000	$19,000	$–	$–	$–	$–	$–	$129,000

Brett Roper	2013	$84,000	$–	$–	$–	$–	$–	$–	$84,000
VP, Corporate Services	2012	$71,900	$19,000	$–	$–	$–	$–	$–	$90,900

Lan Jiang	2013	$72,000	$–	$–	$–	$–	$–	$–	$72,000
Office Manager, Shanghai	2012	$72,000	$16,000	$–	$–	$–	$–	$–	$88,000

Paul Dickman	2013	$57,000	$–	$–	$–	$–	$–	$–	$57,000
Chief Financial Officer	2012	$51,000	$16,000	$–	$–	$–	$–	$–	$67,000

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Brett Roper, Secretary of the Board	$12,000.00	$–	$–	$–	$–	$–	$12,000.00

James S. Toreson, Director	$16,200.00	$–	$–	$–	$–	$–	$16,200.00

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

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Before Offering	After Offering
Common	Warren Wang, CEO, Chairman of the Board, Director(2)	878,393	23.0%	17.2%
Common	Brett Roper, COO & Secretary of the Board of Directors (3)	12,500	00.3%	00.2%

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership (options included) currently stands at 8,633,736 shares of common stock (includes options).

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 150 North Santa Anita Ave., Suite 300, Arcadia, California, 91006. Mr. Wang currently has 312,500 Options (related to the repurchase of shares as previously disclosed) exercisable at $0.80 per option over a four-year time period (78,125 per year) after the Company is listed (BB or equal) and trading.

3.

The address for Brett Roper is 13791 E Rice Place, Aurora, Colorado, 80015. These shares were awarded to Mr. Roper by Hollingsworth LLC in May of 2002 for services performed for that entity. Mr. Roper has no other stock related interests in the Company.

4.

The offering referred to above was the convertible preferred share offering which resulted in the company selling 2,003,776 shares of preferred stock that could be converted into an additional 2,504,720 shares of common stock after all applicable restriction periods end .

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by our auditors, B. F. Borgers CPA, PC in FY 2013 and FY 2012. Our Board of Directors has considered these fees and professional services rendered compatible with maintaining the independence of that firm.

	For Year Ending May 31,
	2013	2012
Audit Fees (1)	$20,000	$20,000
Audit-Related Fees (2)	15,000	12,000
Tax Fees (3)	1,000	1,000
Totals	$36,000	$33,000

_________________________

(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.
(3)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or “Furnished” herewith.

CHINESEINVESTORS.COM, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ChineseInvestors.com, Inc.:

We have audited the accompanying balance sheets of ChineseInvestors.com, Inc. (“the Company”) as of May 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChineseInvestors.com, Inc., as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity generally accepted accounting principles in the United States of America.

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

/s/ B.F. Borgers CPA PC

B F Borgers CPA PC
Denver, CO
August 29, 2013

Chineseinvestors.com, Inc.

BALANCE SHEETS

As of May 31st	(Expressed in U.S. Dollars)

	2013	2012
	$	$

ASSETS
Current assets
Cash and cash equivalents [note 1]	211,442	1,065,564
Accounts receivable, net [note 1]	3,667	78,989
Investments, available for sale [note 1]	652,021	–
Other current assets [note 1]	33,795	31,377
Total current assets	900,925	1,175,930
Property & equipment, net [note 4]	32,705	9,035
Website development, net [note 5]	66,945	64,002
Total assets	1,000,575	1,248,967

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	5,361	61,105
Deferred revenue [note 1]	394,679	148,191
Unearned revenue paid in stock [note 1]	306,079	–
Accrued interest [note 1]	60,114	–
Accrued liabilities [note 1]	51,936	91,671
Total current liabilities	818,169	300,967
Long-term deferred revenue [note 3]	6,584	3,871
Total liabilities	824,753	304,838

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per 2,003,776 share Issued and outstanding (2012 – 2,003,776) preferred shares	2,004	2,004
Common stock Authorized 80,000,000 common shares with a par value of $0.008 per 5,969,585 share Issued and outstanding (2012 – 5,108,279) common shares	5,970	5,109
Additional paid-in capital	10,320,823	10,046,684
Foreign currency gain/(loss)	1,306	1,738
Unrealized gain/(loss) on trading securities	75,166	–
Retained Deficit	(10,229,447)	(9,111,406)
Total stockholders’ equity/(deficit)	175,822	944,129
Total liabilities and stockholders’ equity (deficit)	1,000,575	1,248,967

See accompanying notes

Chineseinvestors.com, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Year ended May 31st	(Expressed in U.S. Dollars)

	Common Stock		Preferred Stock		Additional Paid in	Foreign Currency	Unrealized Gain on	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain / Loss	Securities	(Deficit)	Total
	#	$	#	$	$	$		$	$

Balance at May 31, 2012	4,902,087	4,902	–	–	6,918,182	1,321	–	(6,905,248)	19,157
Common stock issued for cash	566,667	567	–	–	543,433	–	–	–	544,000
Repurchase and retirement of stock	(646,263)	(646)	–	–	(234,375)	–	–	–	(235,021)
Common stock issued to external company for services	50,000	50	–	–	47,950	–	–	–	48,000
Common stock issued to employees	95,760	96	–	–	248,880	–	–	–	248,976
Preferred stock issued for cash	–	–	2,003,776	2,004	2,001,772	–	–	–	2,003,776
Deemed dividend associated with preferred stock issuance	–	–	–	–	520,982	–	–	–	520,982
Common stock issued as cashless options	140,028	140	–	–	(140)	–	–	–	–
Net (loss) for the year			–	–	–	–	–	(2,206,158)	(2,206,158)
Unrealized Foreign Currency Gain / Loss	–	–	–	–	–	417	–	–	417
Balance at May 31, 2013	5,108,279	5,109	2,003,776	2,004	10,046,684	1,738	–	(9,111,406)	944,129

Common stock issued for cash	861,306	861	–	–	274,139	–	–	–	275,000
Net (loss) for the year	–	–	–	–	–	–	–	(1,118,041)	(1,118,041)
Unrealized gain on available for sale securities	–	–	–	–	–	–	75,166	–	75,166
Unrealized Foreign Currency Gain / Loss	–	–	–	–	–	(432)	–	–	(432)
Balance at May 31, 2013	5,969,585	5,970	2,003,776	2,004	10,320,823	1,306	75,166	(10,229,447)	175,822

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(AUDITED)

Year ended May 31st	(Expressed in U.S. Dollars)

	2013	2012
Operating Revenues
Subscription Revenue	495,154	552,327
Binary Option Services	740,354	263,274
Business Services Revenue	377,407	–
Other Revenue	26,458	81,504
Total Revenue	1,639,373	897,105

Cost of Services Sold	974,966	686,865

Gross Profit	664,407	210,240

General & Administrative Expenses	1,434,779	1,657,722
Advertising Expenses	227,441	235,189
Total Expenses	1,662,220	1,892,911

Operating (loss) for the Year	(997,813)	(1,682,671)

Other Expenses
Interest Expense (convertible preferred shares related)	120,228	36,243

Net (loss)	(1,118,041)	(1,718,914)

Gain on early extinguishment of debt	–	33,738
Deemed dividend for beneficial conversion of convertible preferred stock	–	(520,982)
Loss before tax	(1,118,041)	(2,206,158)

Tax	–	–

Net Loss	(1,118,041)	(2,206,158)

Weighted average number of common shares outstanding – basic and diluted	5,270,436	4,992,454

Earnings (loss) per share - basic	(0.21)	(0.44)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(AUDITED)

Year ended May 31,	(Expressed in U.S. Dollars)

	2013	2012

OPERATING ACTIVITIES
Net (loss) for the twelve month period	$(1,118,041)	$(2,206,158)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Non-cash revenues held as available for sale securities	(270,775)	–
Depreciation & amortization	34,121	12,881
Interest recognized on interest free note to repurchase and retire treasury shares	–	6,217
Stock based expense payment	–	48,000
Share based compensation	–	248,976
Deemed dividend for beneficial conversion of convertible preferred stock	–	520,982
Gain on early extinguishment of debt	–	(33,738)
Deposits	(2,850)	(3,271)
Accounts receivable	75,322	(74,429)
Accounts payable	(55,744)	53,578
Deferred revenue	249,201	–
Deferred interest	60,114	–
Other accrued liabilities	(39,735)	(84,237)

Net cash (used in) operating activities	(1,068,387)	(1,511,199)

INVESTING ACTIVITIES
Purchase of equipment	(60,735)	(15,815)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	275,000	544,000
Proceeds from private placement of preferred stock	–	2,003,776
Cash used for treasury stock purchase and retirement	–	(207,500)
Net cash provided by financing activities	275,000	2,340,276

Increase (decrease) in cash and cash equivalents	(854,122)	813,262
Cash and cash equivalents, beginning of year	1,065,564	252,302
Cash and cash equivalents, end of year	211,442	1,065,564

Supplemental disclosure of cash flow information
Cash paid for interest	120,228	36,243
Cash paid for income taxes	–	–
Cash paid for China representative office tax	38,652	32,876

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

Cash Flows – During the year ending May 31, 2013, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations. The Company received $275,000 and $544,000 of proceeds from the sale of common stock during the years ended May 31, 2013 and May 31, 2012, respectively. The company received $2,003,776 of proceeds from the sale of preferred stock in 2012.

Cash flows used in operations for the years ended May 31, 2013 and 2012 were $1,077,928 and $1,511,199, respectively, which was an increase over prior years. Increased marketing costs, capital raise expenditures and higher general and administrative costs were the primary reasons for this increase.

Capital Resources – As of May 31, 2013, the Company had cash and cash equivalents of $211,442 as compared to cash and cash equivalents of $1,065,564 as of May 31, 2012.

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

2. Fees from membership subscriptions: these revenues are recognized over the term of the subscription. Subscription terms are generally between 3 and 12 months but can occasionally be as short as 1 month or as long as 24 months. Long term deferred revenues are recognized from subscriptions over 12 months.

3. Fees related to setting up and providing ongoing administrative and translation support for currency trading accounts are in association with Forex. These fees are recognized when earned.

4. Fees related to setting up binary option accounts for Option World, a Chinese based binary option trading platform. As an incentive to encourage people to set up larger accounts, Option World made gifts of various consumer electronic products, for example, a new $10,000 account receives an Ipad or Iphone and a $20,000 account receives a Macbook Air. Since Chineseinvestors.com, Inc. was responsible for maintain a customer support relationship with these Option World clients, the Company provided these products to the customers and then Option World was required to reimburse chineseinvestors.com for these expenses. During the year ended May 31, 2013, the cost of these incentives was $156,213, both received and spent. Since these transactions were basically “pass-through transactions,” these numbers were netted against each other and were not included in revenue or expense. The Company does not expect this type of transaction to be repeated in future periods as the relationship with Option World was terminated in the fiscal year ended May 31, 2013.

5. Investor relations income is earned by the Company in return for publicizing other publicly traded companies in return for shares of the company’s common stock. These revenues are prepaid by the client company and then the revenue is recognized over the term of the agreement.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2013 and 2012 there were deposit balances in a United States bank of $210,000 and $1,057,320, respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At May 31, 2013 and 2012 there were deposits of $1,442 and $7,111, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of May 31, 2013 and May 31, 2012, the Company had accounts receivable of $3,667 and $78,989, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of May 31, 2013 and 2012, the Company determined that an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments available for sale – Investments available for sale is comprised of publicly traded stock received in return for providing investor relations services to an unrelated company over the next twenty four months starting August 2012. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term.

The Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the cost method. These shares were classified as available for sale securities in accordance with ASC 948-310-40-1 as the Companies intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, a trading security that has a readily determinable fair value shall be measured subsequently at fair value in the statement of financial position. "Unrealized holding gains and losses for trading securities shall be included in earnings."

As these shares will be earned over the 24 month term of the contract, the Company will defer the recognition of the earnings of the revenue over the period the services are performed. The value recorded will be determined by multiplying the average of the closing price on the last day of the month for the period being reported based on quotes from yahoo finance times 4,167 shares (100,000 shares/24 months).

Upon receipt, these shares were recorded as an asset on the Companies financials as "Available for sale securities". The Company will also record a corresponding contra-asset account titled "Unearned Revenue paid in stock".

Other Current Assets – Other current assets is comprised of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $33,795 and $31,377 for the years ended May 31, 2013 and May 31, 2012, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $34,121 and $12,499 for the years ended May 31, 2013 and 2012, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of May 31, 2013 and May 31, 2012.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	May 31,	May 31,
	2013	2012
China Employees Salaries and Commissions Accrual	$36,956	$40,544
Representative Office Tax Accrual	9,198	5,697
Other Accruals	5,782	45,430
	$51,936	$91,671

Unearned revenue, revenue paid in stock – The Company received 2,827,000 shares of stock as payment for investor relations work that the Company will be providing over various periods starting August 1, 2012 with the latest being completed August 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

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

The majority of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments classified as level one were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange. It should be noted that 60,000 shares of the stock earned for consulting work, currently being held qualifies as a Level two instrument and has a book value of $60,000. The Company determined that the instrument was Level two because the market for this instrument was less active, as it was currently being distributed through a private placement memorandum, and was not a freely trading public stock. The value of the stock has been verified to be consistent with the carrying value and, therefore, not requiring an adjustment.

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	May 31, 2013		May 31, 2012
	Level 1	Level 2	Level 1	Level 2
Cash	211,442	–	1,065,564	–
Investments	592,021	60,000	–	–
Total Financial Instruments	803,463	60,000	1,065,564	–

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $227,441 and $235,189 in the years ended May 31, 2013 and 2012, respectively.

Earnings (Loss) Per Share – Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings Per Share”.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Twelve Months Ended
	May 31,	May 31,
	2013	2012
Shares issued	–	143,760
Total share-based expense	$–	298,976

Share based expense paid to outside companies is expensed as occurred. Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction.

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2011	836,563	0.03
Granted	50,000	$0.56
Exercised	(140,028)	0.80
Forfeited or expired	–	–
Balance at May 31, 2012	389,035	$0.48
Granted	–	–
Exercised	–	–
Forfeited or expired	–	–
Balance at May 31, 2013	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of May 31, 2013:

Weighted average contractual remaining term – options outstanding	.94 years
Aggregate intrinsic value – options outstanding	$155,614
Options exercisable	315,896
Weighted average exercise price – options exercisable	$.56
Aggregate intrinsic value – options exercisable	$126,359
Weighted average contractual remaining term – options exercisable	1.59 years

As of May 31, 2013, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

Significant Shareholder Stock Repurchase and debt issuance – In the first quarter of 2011, the Company repurchased and retired 5,170,106 shares and 2,500,000 options from a significant shareholder, which completely liquidated his interest in the Company. The total cost of the transaction to the Company was $250,000. The initial payment of $100,000 was made in August, 2011 and the other $150,000 was due as a non-interest bearing note payable in two equal installments. The first payment was due in the fourth quarter of the 2011 fiscal year and the final payment was due in the fourth quarter of fiscal year 2013. As there was no stated interest rate, in compliance with ASC 835-30-45-1, the Company calculated the net present value of the future payments and disclosed the future payments net of the discount of $14,948 as a liability on the balance sheet using an imputed interest rate of 8.5%.

During the quarter ending February 29th, 2012, the Company agreed to an early payoff of the entire note for a cash payment of $107,500 delivered February 10th, 2012. In accordance with ASC 470-50-40-2, the Company recorded the gain of $33,738, on the early retirement of note payable in other comprehensive income on the face of the financial statements.

The Company continued to accrued interest expense on the note payable for the quarter ending February 29, 2012 until the date the note was paid off and recognized an additional $2,319 of interest expense, reducing the note discount balance to $8,762. When the note was retired the balance was adjusted to zero.

3.	Stockholders’ Equity:

At May 31, 2013 and May 31, 2012, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All commons stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the years ended May 31, 2013 and 2012, the Company issued 861,306 and 566,667 shares of common stock for cash consideration of $275,000 and $544,000, respectively.

In October 2011, the Company executed the final documents with a private capital source describing the provision of a financing facility to the Company having a face value of $1.5 million, to be made available in $500,000 tranches in exchange for purchasing the Company's stock under a proposed S1 registration statement at 85% of the lowest daily volume average share price over a five (5) trading day period once the Company calls for the funding.  The agreement would remain in force for 24 months from the date of contemplated execution.

When the final facility was approved and executed, the Company paid a document preparation fee to the funding source of $10,000 and paid them 50,000 restricted shares of the Company's stock in consideration of the Facility's creation and funds availability. On November 4th, when the shares were issued, the most recent shares sold at the market rate of $.96, resulting in a non-cash expense of $48,000 being recognized in the current quarter. These shares are restricted in that they cannot be sold for six months. In addition, if the Company does not use the capital raise or the funding source is unable to generate the agreed upon capital, the shares are to be returned to the Company. However, in consideration of the accounting principal of “more likely than not” as explained in accounting standards codification 350-25-35-30 and 740-10-25-6 the Company recognized the expenses in the second quarter in general and administrative expense. During the year ended May 31, 2013, the Company accessed $275,000 of cash from this source by issuing 861,306 shares of common stock.

On September 8, 2010, in the third quarter of FY 2012 the Company reverse split its shares at a rate of 8 to 1 resulting in total shares outstanding changing from 38,579,925 to 4,822,491. All company financials statements are retroactively adjusted at this ratio.

Series A Convertible Preferred Stock

During the fourth quarter of fiscal year 2012, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors.

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

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	May 31,	May 31,
	2013	2012
Furniture & fixtures	$70,711	$34,957
Leasehold improvements	13,405	9,540
	84,116	44,497
Less: accumulated depreciation	(51,411)	(35,462)
	$32,705	$9,035

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the twelve months ended May 31, 2013 and 2012 was $25,489 and $4,719, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	May 31,	May 31,
	2013	2012
Website development costs	$134,118	$122,543
Less: accumulated amortization	(67,173)	(58,541)
	$66,945	$64,002

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the twelve months ended May 31, 2013 and 2012 was $8,632 and $8,162 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China as part of their binary option sales initiative. During the 2013 fiscal year, the Company ceased the binary option activity and moved its regular Shanghai operations into the new space in the same building. The lease period started August 1, 2012 and will terminate August 31, 2013, resulting in the following future commitments, based on the exchange rate at May 31, 2013.

2014 fiscal year	$15,812

Concentrations – During the periods ending May 31, 2013 and 2012, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

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

The Company recorded no income tax provision or benefit for the years ended May 31, 2013 and 2012, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 34% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $4.4 million of net operating loss carry forwards that expire at various dates through 2033. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of May 31, 2013 and 2012, the Company had approximately $2,132,000 and $1,456,000, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2013 and 2012, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The valuation allowance increased approximately $265,000 and $499,500 during the years ended May 31, 2013 and 2012, respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

Description	2013		2012
Federal Statutory Rate	35%		35%
State Statutory Rate	6%		6%
Change in Rate / Other	(2%	)	(2%)
Permanent Tax Differences	(12%	)	(12%	)
Calculated Rate	27%		27%
Actual Calculated Rate	(27%	)	(27%	)
Difference	0%		0%

8.	Subsequent Events:

Liquidity

As addressed in the liquidity section, the Company may from time to time seek alternative means of providing cash for operations through secure lending backed by various securities owned by the Company and or through guarantees offered by the Company or Officers thereof. In August of 2013, the Company secured $240,000 in financing that is guaranteed by certain securities and the Company having a term of six (6) months and paying an annual (simple) interest rate of 6% that also offer additional compensation based upon the performance of the underlying securities offered as collateral and held in escrow.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: August 29, 2013	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: August 29, 2013	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer