Form 10-Q
period 2013-08-31
Chineseinvestors.com, Inc.
filed 2013-10-15
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 14, 2013, there were outstanding 5,969,585 shares of the issuer’s common stock, par value $0.001 per share and 2,003,776 shares of the issuer’s preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended August 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.com, Inc.

BALANCE SHEETS

  (Expressed in U.S. Dollars)

	(Unaudited) August 31, 2013	(Audited) May 31, 2013
	$	$
ASSETS
Current assets
Cash and cash equivalents [note 1]	213,773	211,442
Accounts receivable, net [note 1]	8,044	3,667
Investments, available for sale [note 1]	983,660	652,021
Other current assets [note 1]	35,267	33,795
Total current assets	1,240,744	900,925
Property & equipment, net [note 4]	28,429	32,705
Website development, net [note 5]	67,693	66,945
Total assets	1,336,866	1,000,575

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	9,655	5,361
Deferred revenue [note 1]	281,583	394,679
Unearned revenue paid in stock [note 1]	440,266	306,079
Short-term debt, secured by stock	340,000	–
Accrued interest [note 1]	30,957	60,114
Accrued liabilities [note 1]	36,158	51,936
Total current liabilities	1,138,619	818,169
Long-term deferred revenue [note 3]	28,267	6,584
Total liabilities	1,166,886	824,753

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per 2,003,776 share Issued and outstanding (2013 – 2,003,776) preferred shares	2,004	2,004
Common stock Authorized 80,000,000 common shares with a par value of $0.001 per 5,969,585 share Issued and outstanding (2013 – 5,969,585) common shares	5,970	5,970
Additional paid-in capital	10,320,823	10,320,823
Foreign currency gain	1,306	1,306
Unrealized gain on securities	67,557	75,166
Retained (Deficit)	(10,227,680)	(10,229,447)
Total stockholders’ equity/(deficit)	169,980	175,822
Total liabilities and stockholders’ equity (deficit)	1,336,866	1,000,575

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended August 31,
	2013	2012
	$	$
Operating revenues
Business service revenue	346,814	46,791
Binary option service fees	–	277,151
Subscription revenue	172,352	95,858
Other revenue	5,845	5,876
Total revenue	525,011	425,676

Cost of services sold	172,176	223,288

Gross Profit	352,835	202,388

General & administrative expenses	287,467	380,170
Advertising expenses	33,544	76,353

Operating profit/(loss) for the quarter	31,824	(254,135)

Other expenses
Interest expense (convertible preferred shares related)	30,057	30,057

Net Profit/(loss)	1,767	(284,192)

Other comprehensive gain/(loss)
Unrealized (loss) on marketable equity securities	(7,609)	–

Comprehensive (loss) for the period	(5,842)	(284,192)

Weighted average number of common shares outstanding – basic and diluted	5,969,585	5,108,279

Earnings/(loss) per share - basic	0.00	(0.06)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

  (Expressed in U.S. Dollars)

	Three months ended August 31
	2013	2012

OPERATING ACTIVITIES
Net gain/(loss) for the three month period	$1,767	$(284,192)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Non-cash revenues held as available for sale securities	(205,061)	—
Depreciation & amortization	6,422	8,438

Changes in operating activities and liabilities
Other current assets	(1,472)	(26,613)
Accounts receivable	(4,377)	(62,744)
Accounts payable	4,294	(42,901)
Unearned revenues	(91,413)	(36,063)
Deferred interest	(29,157)	30,057
Other accrued liabilities	(15,778)	(2,164)
Net cash (used in) operating activities	(334,775)	(416,182)

INVESTING ACTIVITIES
Purchase of equipment	(2,894)	(51,364)

FINANCING ACTIVITIES
Cash raised by issuance of debt	340,000	—

Increase (decrease) in cash and cash equivalents	2,331	(467,546)
Cash and cash equivalents, beginning of period	211,442	1,065,564
Cash and cash equivalents, end of quarter	213,773	598,018

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Cash paid for income taxes	—	—
Cash paid for China representative office tax	14,126	12,304

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

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in (a) providing real-time market commentary, analysis, and educational related endeavor(s) in Chinese language character sets (traditional and simplified), (b) providing support services to our various partners, (c) providing consultative services to smaller private companies considering becoming a public company, (d) providing various advertising as well as public relation support services, (e) providing various programming in China relative to the US Financial Marketplace via cable television and our various relationship and (f) other services we may identify having the potential to create value or partnership opportunity with our existing services.

The Company remains incorporated as a C corporation in good standing as of this filing date with the State of Indiana (since of June 1, 1997).

1.	Liquidity and Capital Resources:

Cash Flows — During the quarter ending August 31, 2013, the Company primarily utilized cash, cash equivalents and proceeds from a series of loans guaranteed by securities it holds to fund its operations.

Cash flows used in operations for the quarters ended August 31, 2013 and 2012 were $334,775 and $416,182, respectively, which represents a decrease when compared to prior periods. Generally lower costs of operation(s) as well as the costs as associated with the operations of its Shanghai Offices (Representative Status) were the primary reasons for this decrease.

Capital Resources — As of August 31, 2013, the Company had cash and cash equivalents of $213,773 as compared to cash and cash equivalents of $211,442 as of May 31, 2013.

Since inception in 1997, the Company has primarily relied upon proceeds from private placements of its equity securities to fund its operations. The Company anticipates continuing to rely on lending or sales of our securities in order to continue to fund business operations. The potential issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that the Company will be able to complete any additional sales of our equity securities or that it will be able arrange for other financing to fund our planned business activities.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation — These accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial statements.

Foreign Currency – The Company has operations in the PRC; however, the functional and reporting currency is in US dollars.  To come to this conclusion the Company considered the direction of Accounting Standards Codification (“ASC”) section 830-10-55.

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

Expenses – The majority of expense are paid in US dollars. The expenses generated in PRC are paid by a monthly cash transfer from the US when the expenses are due, resulting in very little foreign currency exposure. This indicates that the functional currency is US dollars.

Numerous Intercompany Transactions – The Company has multiple transactions each month between the US and Chinese representative office. This indicates that the functional currency is US dollars.

Due to the functional and reporting currency both being in US dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform to the current quarters presentation and to correct prior period errors.

Revenue recognition — Revenues are derived from six different sources:

1. Fees from banner advertisement, webpage hosting and maintenance, translation services, web based advertising and promotion fees for customers. These revenues are recognized within the corresponding quarter and finalized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

2. Fees from membership subscriptions; these revenues are recognized over the term of the subscription. Subscription terms are generally between 3 and 12 months but can occasionally be as short as 1 month or as long as 24 months. Long term deferred revenues are recognized from subscriptions over 12 months.

3. Fees related to setting up and providing ongoing administrative and translation support for currency trading accounts in association with Forex. These fees are recognized when earned. It should be noted at this time that such fees represent approximately one (1%) percent of the overall revenues as represented and as such are included in the general business services category.

4. Binary option service provide fees are earned various efforts supporting Option World, a Chinese base binary option trading platform for which the company had a contract with Krisworld Limited of Hong Kong. In March of 2013 the Company severed its relationship with Krisworld Limited of Hong Kong due to lack of response to their clients for which the Company had responsibility for coordinating, lack of payment on existing billings for services that resulted in a significant write off for the Company in FY 2013, and for general lack of response to the Company’s repeated inquiries on behalf of Krisworld Limited of Hong Kong related clients. Since March 2013 the Company has generated no revenue from binary option commissions and does not expect to pursue this revenue source in the foreseeable future.

5. Consulting revenues as associated with various pre-public company services as well as assistance in the development of general corporate strategies having to do with becoming a public company on various publically traded exchanges.

6. Service provider income is earned by the Company in return for publicizing other publicly traded companies in return for shares of the company’s common stock. These revenues are prepaid by the client company and then the revenue is recognized over the term of the services agreement. All valuation calculations were tied to the active trading value of the client’s stock on the specific stock exchange and therefore is considered a fair market level one item as directed by counting standards codification 820.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times cash in bank may exceed the amount covered by FDIC insurance. At August 31, 2013 and May 31, 2013 there were deposit balances in a US bank of $211,175 and $210,000, respectively. In addition the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At August 31, 2013 and May 31, 2013 there were deposits of $2,598 and $1,442, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenue related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts there has been no instance of failure to pay. Revenue related to the binary option revenue and Krisworld start-up support are paid with a one month lag, noting this relationship was severed in March of 2013. As of August 31, 2013 and May 31, 2013, the Company had accounts receivable of $8,044 and $3,667, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of August 31, 2013 and May 31, 2013, the Company determined that based on historically having no bad debts an allowance was not needed.

The operations of the Company (Representative Office status for general back of the house support) are partially located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments available for sale – Investments available for sale is comprised of publicly traded stock received in return for providing various levels of corporate messaging support and certain investor relation services to a variety of unrelated companies with service contracts ranging from one week to twenty-four months, starting in August 2012. The Company considers the securities to be liquid and convertible to cash based upon the specific holding period requirements of Rule 144 in consideration of the corporate structure of the issuing entity. The Company has the ability and intent to liquidate or leverage any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short term.

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

When the shares will be earned over a term longer than within the current reporting period, the Company has deferred the recognition of the earnings of the revenue over the period the services are performed. The value recorded is determined by multiplying the average of the closing price on the last day of the month for the period being reported on based on quotes from a reliable quotation source. Upon receipt, these shares will be recorded as an asset on the Companies financials as "Available for sale securities". The Company will also record a corresponding contra-asset account titled "Unearned Revenue".

Other Current Assets — Other current assets is comprised primarily of deposits in Chinese RMB on building space under an operating lease and are stated at the current exchange rate at quarter end.

Other current assets were $35,267 and $33,795 at August 31, 2013 and May 31, 2013, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $6,422 and $8,438 for the quarters ended August 31, 2013 and 2012, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of August 31, 2013 and May 31, 2013.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	August 31,	May 31,
	2013	2013
China Employees’ Salaries and Commissions Accrual	$22,576	$36,956
Representative Office Tax Accrual	7,623	9,198
Other Accruals	5,959	5,782
	$36,158	$51,936

Unearned revenue, investor relations work – The Company has received total shares of stock with a value of $983,660 at August 31, 2013 payment for investor relations work that the Company has provided and will continue to provide over a period starting August 1, 2012 and going through August 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Short-term debt, secured by stock – The Company has obtained short term debt of $340,000, from nine individuals, secured by 50,000 shares of the company owned stock in Nova Lifestyles, Inc. The notes are due to be repaid February 28, 2014 and are extendable for another 180 days at the lenders option. These notes have a variable interest rate of a minimum of 6% but may increase based on various factors. As of August 31, 2013, the assets securing these loans were valued at $210,000.

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

The majority of the Company’s financial instruments is level one and are carried at market value, requiring no adjustment to book value. The financial instruments classified as level one were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange. It should be noted that 60,000 shares of the stock earned for consulting work, currently being held qualifies as a Level two instrument and has a book value of $67,500, $60,000 at May 31, 2013. The Company determined that the instrument was Level two because the market for this instrument was less active, as it was currently being distributed through a private placement memorandum, and was not a freely trading public stock. The value of the stock has been verified to be consistent with the carrying value and, therefore, not requiring an adjustment.

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	August 31, 2013		May 31, 2013
	Level 1	Level 2	Level 1	Level 2
Cash	213,773	–	211,442	–
Investments	916,160	67,500	592,021	60,000
Total Financial Instruments	1,129,933	67,500	803,463	60,000

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

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $33,544 and $76,353 in the three months ended August 31, 2013 and 2012, respectively.

Earnings (Loss) Per Share — Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings Per Share”.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2012	389,035	0.48
Granted	–	$–
Exercised	–	–
Forfeited or expired	–	–
Balance at May 31, 2013	389,035	$0.48
Granted	–	$–
Exercised	–	–
Forfeited or expired	–	–
Balance at August 31, 2013	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of August 31, 2013:

Weighted average contractual remaining term — options outstanding	1.44 years
Aggregate intrinsic value — options outstanding	$112,820
Options exercisable	$90,256
Weighted average exercise price — options exercisable	$0.56
Aggregate intrinsic value — options exercisable	$56,410
Weighted average contractual remaining term — options exercisable	2.09 years

As of August 31, 2013, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3.	Stockholders’ Equity:

At August 31, 2013 and May 31, 2013, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All commons stock shares have full dividend rights.  However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

In October 2011 the Company executed the final documents with a private capital source describing the provision of a Financing Facility to the Company having a face value of $1.5 million; to be made available in $500,000 tranches in exchange for purchasing the Company's stock under a proposed S1 registration statement at 85% of the lowest daily volume average share price over a five (5) trading day period once the Company calls for the funding.  The agreement would remain in force for 24 months from the date of contemplated execution. This registration statement was cleared by the SEC in June of 2012.

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

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $520,982 ($1.06 common stock price February 29th, 2012 compared to $0.80 effective conversion rate of $0.26 per share. $0.26 times 2,003,776 = $520,982), as a deemed dividend recognizable in the current year. This deemed dividend was calculated based upon a closing price on February 29, 2012 (the date the shares were formally accepted by the Company) of $1.06 per share and an effective sale price (with conversion) per the preferred share agreement of $0.80 per share of common stock.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31,	May 31,
	2013	2013
Furniture & fixtures	$70,711	$70,711
Leasehold improvements	13,405	13,405
	84,116	84,116
Less: accumulated depreciation	(55,687)	(51,411)
	$28,429	$32,705

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the three months ended August 31, 2013 and 2012 was $4,270 and $6,372, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	August 31,	May 31,
	2012	2012
Website development costs	$137,012	$134,118
Less: accumulated amortization	(69,319)	(67,173)
	$67,693	$66,945

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the three months ended August 31, 2013 and 2012 was $2,152 and $2,146, respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the first quarter of 2010 the Company renewed their office lease in Shanghai for an additional two years ending September 30, 2013 resulting in the following additional future commitments, based on the exchange rate at August 31, 2013.

2014 fiscal year	$16,953

Office Lease – Shanghai Call Center – The Company leased office space for twelve months in Shanghai, China as part of a new initiative to promote the binary options sales. The lease period started August 18, 2012 and will terminate August 17, 2013, resulting in the following future commitments, based on the exchange rate at August 31, 2013.

2014 fiscal year	$121,823

Concentrations — During the periods ending August 31, 2013 and 2012, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada. During the period ended August 31, 2013, the majority of the Companies accounts receivable were due from one company.

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

As of October 15, 2013, there had been no financially material subsequent events.

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

Additionally and as of the 1st quarter of FY 2014 we have extended several existing service agreements as well as have entered into several new service provider agreements for general corporate and stock support including the following:

Existing and or Extended Clients: STVS (Nova Lifestyle Inc.), Clear Currents Inc. (a privately held Delaware Corporation), GMEC (Great China Mania Holdings Inc.), and SING (Singlepoint Inc.)

New Clients: DDOO (Discount Dental Materials Inc.), DUMA (Duma Energy Corporation), ERNI (Rewards Nexus Inc.), EXHI (Exlites Holdings International), INVA (Inova Technology Inc.), LUVE (Luve Sports Inc.), NFEC (NF Energy Saving Corporation), RCON (Recon Technology Limited), UEC (Uranium Energy Corporation), UPZS (Unique Pizza and Subs Corporation), and XRMB (MyEZSmokes, Inc.).

These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges. As of October 14, 2013 the Company has thirteen (13) active Service Provider Agreements represented on various public exchanges including three (3) NASDAQ Companies, one (1) NYSE Company, seven (7) OTCQB Companies, and two (2) OTCPK Companies.

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

Three months ended August 31, 2013 compared to three months ended August 31, 2012.

Quarterly Revenues

Subscription Revenue: There was an increase in subscription revenues from $95,858 in the three months ended August 31, 2013 to $172,352 in the three months ended August 31, 2013. Please note that the values of these subscriptions are recognized over the period that the subscription is active and the services are delivered.

Business Services Revenue: The Company has experience extraordinary growth in this emerging revenue generation category noting that the four clients it had at the end of the 4th quarter of FY 2013 grew to fifteen clients by the end of the 1st quarter FY 2014. Three of the new eleven clients are listed on the NASDAQ or NYSE exchanges. Revenues in this category were comprised of $230,422 in stock (restricted) value and $115,388 in cash payments.

Other Revenue:  The slight variance in other revenue earned in the quarter ended August 31, 2012 of $5,876 to $5,845 in the quarter ended August 31, 2013, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold: The cost of services sold decreased from $223,288 to $172,352 from Q1 2013 to Q1 2014 as the company experienced a modest reduction in the general expenses as associated with expanding its operations in the People’s Republic of China. This category of expenses primarily consists of the cost of the PRC operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to improve.

Gross profit margin: The Company’s gross profit margin improved from 48% ($202,388 on $425,676 of revenue) in the quarter ending August 31, 2012 to 67% ($352,835 on $525,011 of revenue) in the quarter ending August 31, 2013. The reason for this improvement is that revenue related to business services has a lower cost obtain than the revenue related to binary option services that the Company provided the prior comparable period.

General & Administrative Expenses: The Company’s general and administrative expenses decreased from $380,170 (representing 53.5% of its total expenses including costs of goods sold representing the Shanghai operations expense in the quarter ending August 31, 2012) to $287,467 (representing 55% of its total expenses including costs of goods sold representing the Shanghai operations expense in the quarter ending August 31, 2013).  This reduction in this expense category of $92,703 was primarily related to the a general reduction in advertising costs as well as the overhead associated with operations.

Other Comprehensive Loss: In the past fiscal year the company began to maintain available for sale securities. In the current quarter the balance in unrecognized gain on securities changed from $75,166 at May 31, 2013 to $67,557 at August 31, 2013. This change of $7,609 is reflected in other comprehensive income on the Company’s income statement.

Equity and debt

In the first quarter of FY 2014 the Company secured $340,000 in financing based upon the value of certain marketable securities having a maturity date in late January of 2014.

Liquidity

The Company is currently addressing its liquidity issues by continually building upon subscription service products, increasing its advertising based revenues (as discussed) and by seeking investment capital through private placement of common stock and debt. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations. It should be noted that the Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services (now including the binary options related service offering) noting this effort will require the expenditure of some additional capital but should have a significant impact on our ability to become profitable based upon our experience this far over the past 9 months. The second would be to create new sources of revenue (as noted herein and outlined in prior disclosures). This would also result in additional cash demands on the Company. The third would be to raise capital through the private placements of our stock or PIPE devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. We should note that in July of 2012 the Company was successful in setting up a stock purchase agreement (as already disclosed in SEC filings) that would allow us to access up to $1,325,000 in tranches of up to $500,000 each. For further information on this arrangement please see the related SEC filings filed July 5, 2012. To date we have accessed $275,000 of the original $1,500,000 value of this line.

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

None.

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: October 15. 2013	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: October 15, 2013	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

