Form 10-Q
period 2013-11-30
Chineseinvestors.com, Inc.
filed 2014-01-14
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 14, 2013, there were outstanding 5,969,585 shares of the issuer’s common stock, par value $0.001 per share and 2,003,776 shares of the issuer’s preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended November 30, 2013

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.com, Inc.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	(Unaudited) November 30, 2013	(Audited) May 31, 2013
	$	$
ASSETS
Current assets
Cash and cash equivalents [note 1]	111,643	211,442
Accounts receivable, net [note 1]	17,141	3,667
Investments, available for sale [note 1]	1,404,604	652,021
Other current assets [note 1]	49,856	33,795
Total current assets	1,583,244	900,925
Property & equipment, net [note 4]	24,153	32,705
Website development, net [note 5]	68,441	66,945
Total assets	1,675,838	1,000,575

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	11,111	5,361
Deferred revenue [note 1]	303,546	394,679
Unearned revenue paid in stock [note 1]	387,625	306,079
Short-term debt, secured by stock	460,000	–
Accrued interest [note 1]	74,902	60,114
Accrued liabilities [note 1]	68,542	51,936
Total current liabilities	1,305,726	818,169
Long-term deferred revenue [note 3]	24,235	6,584
Total liabilities	1,329,961	824,753

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per 2,003,776 share Issued and outstanding (2013 – 2,003,776) preferred shares	2,004	2,004
Common stock Authorized 80,000,000 common shares with a par value of $0.001 per 5,969,585 share Issued and outstanding (2013 – 5,969,585) common shares	5,970	5,970
Additional paid-in capital	10,320,823	10,320,823
Foreign currency gain	1,306	1,306
Unrealized gain on securities	10,568	75,166
Retained (Deficit)	(9,994,794)	(10,229,447)
Total stockholders’ equity/(deficit)	345,877	175,822
Total liabilities and stockholders’ equity (deficit)	1,675,838	1,000,575

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Operating revenues
Binary option service provider fees	$–	$304,364	$–	$581,515
Subscription revenue	172,073	97,439	344,425	193,297
Business services revenue	644,680	37,301	991,494	63,221
Other revenue	3,224	20,930	9,069	47,677
Total revenue	819,977	460,034	1,344,988	885,710

Cost of services sold	217,023	267,154	389,199	490,442

Gross Profit	602,954	192,880	955,789	395,268

General & administrative expenses	269,719	403,197	555,494	783,363
Advertising expenses	57,196	29,744	90,740	106,101

Net profit/(loss) from operations	276,039	(240,061)	309,555	(494,196)

Other expenses
Interest expense	(43,153)	(30,057)	(74,902)	(60,114)

Net gain/(loss)	232,886	(270,118)	234,653	(554,310)

Other comprehensive loss
Unrealized gain/(loss) on marketable equity securities	(56,989)	(1,542)	(64,598)	(1,542)

Comprehensive gain/(loss) for the period	175,897	(271,660)	170,055	(555,852)

Weighted average number of common shares outstanding – basic and diluted	5,969,585	4,872,491	5,969,585	4,872,491

Earnings/(loss) per share – basic	0.03	(0.06)	0.03	(0.11)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

(Expressed in U.S. Dollars)

	Six months ended November 30
	2013	2012
OPERATING ACTIVITIES
Net gain/(loss) for the six month period	$234,653	$(554,310)
Adjustment to reconcile net gain/(loss) to net cash used in operating activities:
Non-cash revenue	(735,635)
Depreciation & amortization	12,844	16,699
Changes in operating activities and liabilities
Other current assets	(16,061)	(71,607)
Accounts receivable	(13,474)	3,344
Accounts payable	5,750	(38,534)
Unearned revenue	(73,482)	(32,074)
Deferred interest	14,788	60,114
Other accrued liabilities	16,606	(2,247)
Net cash (used in) operating activities	(554,011)	(618,615)

INVESTING ACTIVITIES
Purchase of equipment	(5,788)	(53,570)

FINANCING ACTIVITIES
Cash raised by issuance of debt	460,000	–
Net cash provided by financing activities	460,000	–

(Decrease) in cash and cash equivalents	(99,799)	(672,185)
Cash and cash equivalents, beginning of period	211,442	1,065,564
Cash and cash equivalents, end of period	111,643	393,379

Supplemental disclosure of cash flow information
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	32,568	25,986

Non-cash investing and financing activities
Unrealized (loss) on investments	(63,426)	(1,542)

See accompanying notes

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Organization and Nature of Operations:

Business Description Chinseinvestors.com, Inc. (the Company) was incorporated on June 15, 1999 in the State of California. During May, 2000, the Company entered into an agreement with MAS Financial Corp. (“MASF”), whereby MASF agreed to transfer control of a public shell corporation to the Company and perform certain consulting services for a fee of $30,000.

During June, 2000, the Company completed reorganization with MAS Acquisition LII Corp. (“MASA”) with no operations or significant assets. Pursuant to the terms of the agreement, the Company acquired approximately 96% of the issued and outstanding common shares of MASA in exchange for all of its issued and outstanding common stock. MASA issued 8,200,000 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 319,900 shares of common stock in exchange for the net assets of MASA. In conjunction with the reorganization, MASA changed its name to Chineseinvestors.com, Inc.

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in (a) providing real-time market commentary, analysis, and educational related endeavors in Chinese language character sets (traditional and simplified), (b) providing support services to our various partners, (c) providing consultative services to smaller private companies considering becoming a public company, (d) providing various advertising as well as public relation support services, (e) providing various programming in China relative to the US Financial Marketplace via cable television and our various relationship and (f) other services we may identify having the potential to create value or partnership opportunity with our existing services.

The Company remains incorporated as a C corporation in good standing as of this filing date with the State of Indiana (as of June 1, 1997).

1.	Liquidity and Capital Resources:

Cash Flows — During the quarter ending November 30, 2013, the Company primarily utilized cash, cash equivalents and proceeds from a series of loans guaranteed by securities it holds to fund its operations.

Cash flows used in operations for the quarters ended November 30, 2013 and 2012 were $554,011 and $618,615, respectively.

Capital Resources — As of November 30, 2013, the Company had cash and cash equivalents of $111,643 as compared to cash and cash equivalents of $211,442 as of May 31, 2013.

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

Basis of Presentation — The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial statements.

Foreign Currency – The Company has operations in the PRC; however, the functional and reporting currency is in US dollars.  To come to this conclusion, the Company considered the direction of Accounting Standards Codification (“ASC”) section 830-10-55.

Selling Price and Market - As a representative office in PRC, the Company is not allowed to sell directly to PRC based customers.  Over 90% of its customers are in the United States and 100% of all sales are paid in US dollars.  This indicates the functional currency is US dollars.

Financing - The Company’s financing has been generated exclusively in US dollars from the United States.  This indicates the functional currency is US dollars.

Expenses – The majority of expenses are paid in US dollars.  The expenses generated in PRC are paid by a monthly cash transfer from the US when the expenses are due, resulting in very little foreign currency exposure.  This indicates that the functional currency is US dollars.

Numerous Intercompany Transactions – The Company has multiple transactions each month between the US and Chinese representative offices.  This indicates that the functional currency is US dollars.

Due to the functional and reporting currency both being in US dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

Reclassifications — Certain amounts in the prior period’s financial statements have been reclassified to conform to the current quarter’s presentation and to correct prior period errors.

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

2. Fees from membership subscriptions; these revenues are recognized over the term of the subscription. Subscription terms are generally between 3 and 12 months, but can occasionally be as short as 1 month or as long as 24 months. Long-term deferred revenues are recognized from subscriptions over 12 months.

3. Fees related to setting up and providing ongoing administrative and translation support for currency trading accounts in association with Forex. These fees are recognized when earned. It should be noted at this time that such fees represent approximately one (1%) percent of the overall revenues as represented and, as such, are included in the general business services category.

4. Binary option fees were earned through various efforts supporting Option World, a Chinese based binary option trading platform for which the company had a contract with Krisworld Limited of Hong Kong. In March of 2013, the Company severed its relationship with Krisworld Limited of Hong Kong, due to lack of response to their clients for which the Company had responsibility for coordinating, lack of payment on existing billings for services that resulted in a significant write off for the Company in Fiscal Year 2013, and for general lack of response to the Company’s repeated inquiries on behalf of Krisworld Limited of Hong Kong related clients. Since March 2013, the Company has generated no revenue from binary option commissions and does not expect to pursue this revenue source in the foreseeable future.

5. Consulting revenues as associated with various pre-public company services, as well as assistance in the development of general corporate strategies having to do with becoming a public company on various publically traded exchanges.

6. Service provider income is earned by the Company in return for publicizing other publicly traded companies, in return for shares of the company’s common stock. These revenues are prepaid by the client company, and then the revenue is recognized over the term of the services agreement. All valuation calculations were tied to the active trading value of the client’s stock on the specific stock exchange, and therefore are considered a fair market level one item as directed by Accounting Standards Codification 820.

Costs of Services Sold — Costs of services sold are the total direct costs of the Company’s operations in Shanghai.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of six months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2013 and May 31, 2013, there were deposit balances in a US bank of $111,113 and $210,000, respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At November 30, 2013 and May 31, 2013, there were deposits of $530 and $1,442, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. Revenue related to the binary option revenue and Krisworld start-up support are paid with a one month lag, noting this relationship was severed in March of 2013. As of November 30, 2013 and May 31, 2013, the Company had accounts receivable of $17,141 and $3,667, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of November 30, 2013 and May 31, 2013, the Company determined that, based on historically having no bad debts, an allowance was not needed.

The operations of the Company (Representative Office status for general back of the house support) are partially located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments available for sale – Investments available for sale is comprised of publicly traded stock and private company stock received in return for providing various levels of corporate messaging support and certain investor relation services to a variety of unrelated companies with service contracts ranging from one week to twenty-four months, starting in August 2012. The Company considers the securities to be liquid and convertible to cash, based upon the specific holding period requirements of Rule 144, in consideration of the corporate structure of the issuing entity. The Company has the ability and intent to liquidate or leverage any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short term.

The Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the cost method. These shares were classified as available for sale securities in accordance with ASC 948-310-40-1, as the Company's intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, a trading security that has a readily determinable fair value shall be measured subsequently at fair value in the statement of financial position. "Unrealized holding gains and losses for trading securities shall be included in earnings".

When the shares will be earned over a term longer than within the current reporting period, the Company has deferred the recognition of the earnings of the revenue over the period the services are performed. The value recorded is determined by multiplying the average of the closing price on the last day of the month for the period being reported on, based on quotes from a reliable quotation source. Upon receipt, these shares will be recorded as an asset on the Company’s financials as "Available for sale securities". The Company will also record a corresponding contra-asset account titled "Unearned Revenue".

Since all securities held were received in exchange for service they were delivered with a standard 144 restriction (restricts them from sale for six months from date certificate is issued). All current certificates will be free trading at various times starting in December of 2013 with the last certificate being freely trading by May 31, 2014. It should be noted that most of the stock owned by the company would be classified a “penny stock” and therefore is generally volatile in nature. There is no guarantee that the cash received will equal the current carrying value of the stock at November 30, 2013, when it sold.

Other Current Assets — Other current assets are comprised primarily of deposits in Chinese RMB on building space under an operating lease and are stated at the current exchange rate at quarter end.

Other current assets were $49,856 and $33,795 at November 30, 2013 and May 31, 2013, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $12,844 and $16,699 for the six months ended November 30, 2013 and 2012, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of November 30, 2013 and May 31, 2013.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	November 30,	May 31,
	2013	2013
China Employees’ Salaries and Commissions Accrual	$39,843	$36,956
Representative Office Tax Accrual	10,153	9,198
Other Accruals	18,546	5,782
	$68,542	$51,936

Unearned revenue, investor relations work – The Company has received total shares of stock with a value of $1,404,604, at November 30, 2013 as payment for investor relations work that the Company has provided and will continue to provide over a period starting August 1, 2012 and going through December 31, 2015. At November 30, 2013 the stock held by the Company that had not yet been earned was valued at $387,625. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Short-term debt, secured by stock – The Company has obtained short term debt of $460,000 from various individuals, secured by 100,000 shares of the company owned stock in Nova Lifestyles, Inc. The notes are due to be repaid February 28, 2014 and are extendable for another 180 days at the lender’s option. These notes have a variable interest rate of a minimum of 12% annually, but may increase based on various factors. As of November 30, 2013, the assets securing these loans were valued at $425,000 and the effective interest rate was 12%.

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

Fair Value of Financial Instruments — The Company has adopted the provisions of ASC Topic 820, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The majority of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments classified as level one were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange. It should be noted that 67,500 shares of the stock earned for consulting work, currently being held qualifies as a Level two instrument and has a book value of $67,500. The Company determined that the instrument was Level two because the market for this instrument was less active, as it was currently being distributed through a private placement memorandum, and was not a freely trading public stock. The value of the stock has been verified to be consistent with the carrying value and, therefore, not requiring an adjustment.

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	November 30, 2013		May 31, 2013
	Level 1	Level 2	Level 1	Level 2
Cash	111,643	–	211,442	–
Investments	1,337,104	67,500	592,021	60,00
Total Financial Instruments	1,448,747	67,500	803,463	60,000

Income Taxes — Income taxes are accounted for under the asset and liability method of ASC 740. Deferred tax assets and liabilities are recognized for net operating loss and other credit carry forwards, the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the tax effect of transactions are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the year that includes the enactment date.

Deferred tax assets are reduced by a full valuation allowance, since it is more likely than not that the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carry forwards.

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $90,740 and $106,101 for the six months ended November 30, 2013 and 2012, respectively.

Earnings (Loss) Per Share — Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings Per Share”.

Stock Based Compensation — The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards, based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18, when stock or options are awarded for previous or current service without further recourse. The Company issued stock options to contractors and external companies that had been providing services to the Company upon their termination of services. Under ASC 718 and EITF 96-18, these options were recognized as expense in the period issued because they were given as a form of payment for services already rendered with no recourse.

Share based expense paid to outside companies is expensed as occurred. Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction.

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2012	389,035	0.48
Granted	–	$–
Exercised	–	–
Forfeited or expired	–	–
Balance at May 31, 2013	389,035	$0.48
Granted	–	$–
Exercised	–	–
Forfeited or expired	–	–
Balance at November 30, 2013	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of November 30, 2013:

Weighted average contractual remaining term — options outstanding	1.19 years
Aggregate intrinsic value — options outstanding	$121,050
Options exercisable	$92,865
Weighted average exercise price — options exercisable	$0.56
Aggregate intrinsic value — options exercisable	$27,860
Weighted average contractual remaining term — options exercisable	1.84 years

As of November 30, 2013, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3.	Stockholders’ Equity:

At November 30, 2013 and May 31, 2013, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share.  In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights.  However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

In October 2011, the Company executed the final documents with a private capital source, describing the provision of a financing facility to the Company, having a face value of $1.5 million; to be made available in $500,000 tranches, in exchange for purchasing the Company's stock under a proposed S1 registration statement at 85% of the lowest daily volume average share price over a five (5) trading day period once the Company calls for the funding.  The agreement would remain in force for 24 months from the date of contemplated execution. This registration statement was cleared by the SEC in June of 2012.

When the final facility was approved and executed, the Company paid a document preparation fee to the funding source of $10,000 and paid them 50,000 restricted shares of the Company's stock, in consideration of the Facility's creation and funds availability.  On November 4, 2011, when the shares were issued, the most recent shares sold at the market rate of $0.96, resulting in a non-cash expense of $48,000 being recognized in the current quarter.  These shares are restricted, in that they cannot be sold for six months.  In addition, if the Company does not use the capital raise or the funding source is unable to generate the agreed upon capital, the shares are to be returned to the Company. However, in consideration of the accounting principal of “more likely than not,” as explained in accounting standards codification 350-25-35-30 and 740-10-25-6, the Company recognized the expenses in the second quarter in general and administrative expense.

On September 8, 2010, in the third quarter of fiscal year 2012, the Company reverse split its shares at a rate of 8 to 1, resulting in total shares outstanding changing from 38,579,925 to 4,822,491. All Company financial statements are retroactively adjusted at this ratio.

Series A Convertible Preferred Stock:

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $0.06 per share per annum, when and if declared by the Board of Directors.

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

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation, and are comprised of the following:

	November 30,	May 31,
	2013	2013
Furniture & fixtures	$70,711	$70,711
Leasehold improvements	13,405	13,405
	84,116	84,116
Less: accumulated depreciation	(59,963)	(51,411)
	$24,153	$32,705

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates:

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the six months ended November 30, 2013 and 2012 was $8,554 and $6,372, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	November 30,	May 31,
	2012	2012
Website development costs	$139,906	$134,118
Less: accumulated amortization	(71,465)	(67,173)
	$68,441	$66,945

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2013 and 2012 was $4,290 and $10,327, respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the first quarter of 2013, the Company signed a new office lease in Shanghai for a one year period ending September 30, 2014, resulting in future lease commitments of $63,745, based on the exchange rate at November 30, 2013.

Concentrations — During the period’s ending November 30, 2013 and 2012, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada. During the period ended November 30, 2013, the majority of the Company’s accounts receivable were due from one company.

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

During the month of December 2013, the Company sold 50,000 shares of Nova Lifestyles stock for $215,250 and used a portion of the proceeds to repaid $200,000 of its currently outstanding debt at it was related to six (6) outstanding loans of $20,000 to $50,000 each and paid interest as associated with this repayment of principal in the amount of $9,386.24.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ChineseInvestors.com, Inc. (“the Company”, “we” or “us”) endeavors to be an innovative company, specializing in (a) providing real-time market commentary, analysis, and educational related endeavors in Chinese language character sets (traditional and simplified), (b) providing support services to our various partners wishing to have a Chinese language communications component, (c) providing consultative services to smaller private companies considering becoming a public company, (d) providing various advertising as well as public relation support services, and (e) other services we may identify having the potential to create value or partnership opportunity with our existing services.

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

Additionally and as of the 2nd quarter of fiscal year 2014 we extended several existing service agreements as well as have entered into several new service provider agreements for general corporate and stock support including the following:

Existing, extended, or past clients served (since June 2013) include STVS (Nova Lifestyle Inc.-NASDAQ-GM), NFEC (NF Energy Saving Corporation-NASDAQ-CM), UEC (Uranium Energy Corporation-NYSE-MKT), DHRM (Dehaier Medical Systems Ltd.-NASDAQ-CM), BSPM (BioStart Pharmaceuticals Inc.-NASDAQ-CM), RCON (Recon Technology Limited-NASDAQ-CM), KGJI (Kingold Jewelry Corp.-NASDAQ-CM) GMEC (Great China Mania Holdings Inc.-OTCQB), GFOO (Genufood Energy Enzymes Corp.-OTCQB). GETH (Green EnviroTech Holdings-OTCQB), GACR (Green Automotive Corporation-OTCQB), SING (Singlepoint Inc.-OTCPNK), DDOO (Discount Dental Materials Inc.-OTCQB), ERNI (Rewards Nexus Inc.-OTCPNK), DUMA (Duma Energy Corporation-OTCQB), INVA (Inova Technology Inc.-OTCPNK), EXHI (Exlites Holdings International-OTCPNK), LUVE (Luve Sports Inc.-OTCPNK), , UPZS (Unique Pizza and Subs Corporation-OTCPNK), XRMB (MyEZSmokes, Inc.-OTCPNK), OTHM (Orions Hotel and Management Corp-OTCPNK) and Clear Currents Inc. (a privately held Delaware Corporation).

These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges. As of the date of this filing the Company has ten (10) active Service Provider Agreements represented on various public exchanges including three (3) NASDAQ Companies, one (1) NYSE Company, five (5) OTCQB Companies, and one (1) OTCPK Companies.

Three months ended November 30, 2013 compared to three months ended November 30, 2012.

Quarterly Revenues

Subscription Revenue: There was an increase in subscription revenues from $97,439 in the three months ended November 30, 2012 to $172,352 in the three months ended November 30, 2013. This increase was due to a renewed focus by the CEO and a larger allocation of advertising dollars to drive these sales. Please note that the values of these subscriptions are recognized over the period that the subscription is active and the services are delivered. There are accruals for the values of subscriber services not as yet delivered in the current period as noted in our balance sheet statement.

Business Services Revenue: The Company has experienced extraordinary growth in this emerging revenue generation category noting earnings of $37,301 in the three months ended November 30, 2012 as compared to $644,680 in the three months ended November 30, 2013. Revenues in this category were comprised of $507,239 in stock (restricted) value and $137,441 in cash payments. While this increase in revenues is significant, it nonetheless comes with a deferred conversion to cash time lag of at least six (6) months that while positively impacting the Company’s bottom line; has a significant impact to the Company’s cash flow during any interim period in which this stock is not liquid.

Other Revenue:  The slight variance in other revenue earned in the quarter ended August 31, 2012 of $5,876 to $5,845 in the quarter ended November 30, 2013, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold:  The cost of services sold decreased from $267,154 to $217,023 in the three months of operations related to the quarter ended November 30, of 2012 in comparison to the same quarter in 2013. As the Company ceased providing support for Krisworld Limited of Hong Kong (a Binary Options Provider) in March of 2013; the corresponding costs of staffing as well as office space were reduced accordingly. This category of expenses primarily consists of the cost of the PRC operations.  Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to continue to improve.

General & Administrative Expenses: The Company’s general and administrative expenses decreased from $403,197 to $269,719. This decrease was driven by the discontinuation of general support for Krisworld Limited of Hong Kong (a Binary Options Provider) in March of 2013 to IR services as noted in this current period information. Additionally, during the prior period the Company had hired a Vice President of sales and the related compensation and expenses drove increased expenses in this category. The Vice President of Sales was no longer employed by the Company as of September 30, 2013 and as a result there was no expense for this position in the current period or within Fiscal Year 2014.

Advertising Expenses: These costs increased as the Company turned its focus back to the acquisition of new subscribers and as it began to invest in new methodology for such sourcing (Google Ad Words, etc.). As noted on the prior page, there has been a corresponding increase in our Subscription Revenues as expense in this category related to the three months of operations ending on November 30th increased from $29,744 in 2012 to $57,196 in 2013.

Net profit margin: The Company’s net profit margin crossed over to profitability in the 2nd quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013, going from losses of $240,063 to an operating surplus of $276,039. The primary driver behind this improvement was shifting the company’s focus from support of binary option services to our new service provider elements related to investor relation related services.

Other comprehensive loss: The Company owns approximately $1,400,000 million in public and private corporations at November 30, 2013 as compared to $650,000 as of May 31, 2013. Each reporting period the Company recognizes the increase or decrease in current value in the other comprehensive gain/(loss). As the companies holding have increased this amount tends to have a more significant change from an unrealized loss of $1,542 to an unrealized loss of $64,598. This variance is a natural byproduct of holding investment stock and will continue to fluctuate in each reporting period.

Advertising Expenses: These costs increased as the Company turned its focus back to the acquisition of new subscribers and as it began to invest in new methodology for such sourcing (Google Ad Words, etc.). As noted on the prior page, there has been a corresponding increase in our Subscription Revenues as expense in this category related to the three months of operations ending on November 30th increased from $29,744 in 2012 to $57,196 in 2013.

Net profit margin: The Company’s net profit margin crossed over to profitability in the 2nd quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013, going from losses of $240,063 to an operating surplus of $276,039. The primary driver behind this improvement was shifting the company’s focus from binary option sales to our new service provider elements related to stock support.

Other comprehensive loss: The Company owns approximately $1,400,000 million in public and private corporations at November 30, 2013 as compared to $650,000 as of May 31, 2013. Each reporting period the Company recognizes the increase or decrease in current value in the other comprehensive gain/(loss). As the companies holding have increased this amount tends to have a more significant change from an unrealized loss of $1,542 to an unrealized loss of $64,598. This variance is a natural byproduct of holding investment stock and will continue to fluctuate in each reporting period.

Six months ended November 30, 2013 compared to six months ended November 30, 2012.

The Company is greatly encouraged by the substantial improvement in both its operations and newfound profitability in comparing the 1st six (6) months of operations to historical period noting revenues increased from $885,710 in fiscal year 2013 to $1,344,988 in fiscal year 2014 (please note our fiscal year begins on June 1) while losses of $494,196 in fiscal year 2013 reversed in to profits of $309,555 for fiscal year 2014, up to about $0.03 in earnings per share versus loses of about $0.11 per share in the prior year.

Equity and debt

The Company has secured $460,000 in financing based upon the value of certain marketable securities having various maturity dates from late January of 2014 to December of 2014 and will be selling marketable securities over time as they become freely transferable in nature to repay this debt. (Please see the subsequent events section for additional references)

It is likely that the Company will continue to use this type of revolving debt for its operating cost needs in the near future as it works to reach a point of future cash flow sustainability related to the timing of liquidity of marketable securities conversion.

Liquidity

The Company is currently addressing its liquidity issues by continually building upon subscription service products, increasing its advertising based revenues, and by seeking investment capital through private placement of common stock and short-term debt. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations. It should be noted that the Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services noting this effort will require the expenditure of some additional capital but should increase our ability to remain profitable based upon our experience over the past 6 months. The second would be to create new sources of revenue (as noted herein and outlined in prior disclosures). This would also result in additional cash demands on the Company. The third would be to raise capital through the private placements of our stock or Private Investment in Private Enterprise (PIPE) devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. We should note that in July of 2012 the Company was successful in setting up a stock purchase agreement (as already disclosed in SEC filings) that would allow us to access up to $1,225,000 in tranches of up to $500,000 each. For further information on this arrangement please see the related SEC filings filed July 5, 2012. To date we have accessed $275,000 of the original $1,500,000 value of this line.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: January 14, 2014	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: January 14, 2014	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

