Form 10-K/A
period 2013-05-31
Chineseinvestors.com, Inc.
filed 2014-03-26
CIK 1459482

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of March 26, 2014 , there were outstanding 5,969,585 shares of the issuer’s common stock, par value $0.001 per share and 2,003,776 shares of the issuer’s preferred stock, par value $0.001 per share.

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

Investor Relations Revenue (Advertising Revenue): This revenue item has been combined into the Business Services Revenues line item as we continue to expand related services as associated primarily with investor awareness. This line item has grown substantially generating $303,901 in the fourth quarter of FY 2013. We expect this revenue base to continue to expand as we move into FY 2014 and continue to add new clients and related services. It should also be noted that the Company has begun to accept 144 stock (which is a special restricted class of stock received as payment for services) in the various clients as a part of its compensation which will have an initial negative cash flow impact as the shares become liquid in nature six (6) months or more after services have been provided. The value of these shares is computed quarterly based upon the closing price quoted within the exchange they are registered on and adjustments to those values from prior quarters are reflected in the unrealized gain on marketable equity securities as noted in the Statements of Stockholders’ Equity (Deficiency) which for the 4th quarter of FY 2013 showed an appreciation of $75,166 that was not reflected on the Company’s Income Statement as it had not been realized at June 30, 2013.

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

/s/ B.F. Borgers CPA PC

B F Borgers CPA PC
Denver, CO
March 26, 2014

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

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(AUDITED)

Year ended May 31st	(Expressed in U.S. Dollars)

	2013	2012
Operating Revenues
Subscription Revenue	495,154	552,327
Binary Option Services	740,354	263,274
Investor Relations Revenue	377,407	–
Other Revenue	26,458	81,504
Total Revenue	1,639,373	897,105

Cost of Services Sold	974,966	686,865

Gross Profit	664,407	210,240

General & Administrative Expenses	1,434,779	1,657,722
Advertising Expenses	227,441	235,189
Total Expenses	1,662,220	1,892,911

Operating (loss) for the Year	(997,813)	(1,682,671)

Other Expenses
Interest Expense (convertible preferred shares related)	120,228	36,243

Net (loss)	(1,118,041)	(1,718,914)

Gain on early extinguishment of debt	–	33,738
Deemed dividend for beneficial conversion of convertible preferred stock	–	(520,982)
Loss before tax	(1,118,041)	(2,206,158)

Tax	–	–

Net Loss	(1,118,041)	(2,206,158)

Weighted average number of common shares outstanding – basic and diluted	5,270,436	4,992,454

Earnings (loss) per share - basic	(0.21)	(0.44)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(AUDITED)

Year ended May 31,	(Expressed in U.S. Dollars)

	2013	2012

OPERATING ACTIVITIES
Net (loss) for the twelve month period	$(1,118,041)	$(2,206,158)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Available for sale securities received for service provided	(270,775)	–
Depreciation & amortization	34,121	12,881
Interest recognized on interest free note to repurchase and retire treasury shares	–	6,217
Stock based expense payment	–	48,000
Share based compensation	–	248,976
Deemed dividend for beneficial conversion of convertible preferred stock	–	520,982
Gain on early extinguishment of debt	–	(33,738)
Deposits	(2,850)	(3,271)
Accounts receivable	75,322	(74,429)
Accounts payable	(55,744)	53,578
Deferred revenue	249,201	–
Deferred interest	60,114	–
Other accrued liabilities	(39,735)	(84,237)

Net cash (used in) operating activities	(1,068,387)	(1,511,199)

INVESTING ACTIVITIES
Purchase of equipment	(60,735)	(15,815)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	275,000	544,000
Proceeds from private placement of preferred stock	–	2,003,776
Cash used for treasury stock purchase and retirement	–	(207,500)
Net cash provided by financing activities	275,000	2,340,276

Increase (decrease) in cash and cash equivalents	(854,122)	813,262
Cash and cash equivalents, beginning of year	1,065,564	252,302
Cash and cash equivalents, end of year	211,442	1,065,564

Supplemental disclosure of cash flow information
Cash paid for interest	120,228	36,243
Cash paid for income taxes	–	–
Cash paid for China representative office tax	38,652	32,876

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

Revenue recognition — Revenue was derived from six different sources:

The Company recognizes revenue pursuant to revenue recognition principles presented in SAB Topic 13. First, persuasive evidence of an arrangement. Second, deliver has occurred or services have been rendered, thirdly the seller’s price to the buyer is fixed or determinable and lastly collectability is reasonably assured.

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

6. Investor relations income is earned by the Company in return for delivering current, publicly available information related to our client companies. These revenues are prepaid by the client company and as such are initially recorded as an asset with an offsetting unearned revenue liability. This revenue is recognized over the term of the services period while the services are being provided. The value of the revenue earned is recognized every quarter based upon the client company’s stock closing price multiplied by the numbers of shares earned within that specific accounting period. By recognizing the revenue incrementally we are following the guidelines of SAB Topic 13, in that we are only recognizing revenue once the value of the revenue received is fixed and determinable. In addition we are applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period. The number of shares earned is a function of the time period for which services are provided over the contract period in relation to the price of the shares at the time of the services being delivered, added to the value of cash received if any, then recognized as revenue in the period the services were delivered.

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

The Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the quoted price of an otherwise identical unrestricted security of the same issuer, adjusted for the effect of the restriction, in accordance with the provisions of topic 820-10-15-5, which states that an equity security has a readily determinable fair value if it meets the condition of having a “sales prices or bid-and-asked quotations which are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotation systems or by the OTC Markets Group Ins. Restricted stock meets that definition if the restriction terminates within one year.” These shares were classified as available for sale securities in accordance with ASC 948-310-40-1 as the Companies intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, equity securities that have readily determinable fair values that are classified as available-for-sale shall be measured subsequently at fair value in the statement of financial position. Unrealized holding gains and losses for Available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized."

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

ChineseInvestors.com, Inc.
(Registrant)

Date: March 26, 2014	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: March 26, 2014	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer