Form 10-Q/A
period 2013-11-30
Chineseinvestors.com, Inc.
filed 2014-03-26
CIK 1459482

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

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended November 30, 2013

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

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

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Operating revenues
Binary option service provider fees	$–	$304,364	$–	$581,515
Subscription revenue	172,073	97,439	344,425	193,297
Investor Relations revenue	644,680	37,301	991,494	63,221
Other revenue	3,224	20,930	9,069	47,677
Total revenue	819,977	460,034	1,344,988	885,710

Cost of services sold	217,023	267,154	389,199	490,442

Gross Profit	602,954	192,880	955,789	395,268

General & administrative expenses	269,719	403,197	555,494	783,363
Advertising expenses	57,196	29,744	90,740	106,101

Net profit/(loss) from operations	276,039	(240,061)	309,555	(494,196)

Other expenses
Interest expense	(43,153)	(30,057)	(74,902)	(60,114)

Net gain/(loss)	232,886	(270,118)	234,653	(554,310)

Other comprehensive loss
Unrealized gain/(loss) on marketable equity securities	(56,989)	(1,542)	(64,598)	(1,542)

Comprehensive gain/(loss) for the period	175,897	(271,660)	170,055	(555,852)

Weighted average number of common shares outstanding – basic and diluted	5,969,585	4,872,491	5,969,585	4,872,491

Earnings/(loss) per share – basic	0.03	(0.06)	0.03	(0.11)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

(Expressed in U.S. Dollars)

	Six months ended November 30
	2013	2012
OPERATING ACTIVITIES
Net gain/(loss) for the six month period	$234,653	$(554,310)
Adjustment to reconcile net income/(loss) to net cash used in operating activities:
Available for sale securities received for services provided	(735,635)
Depreciation & amortization	12,844	16,699
Changes in operating activities and liabilities
Other current assets	(16,061)	(71,607)
Accounts receivable	(13,474)	3,344
Accounts payable	5,750	(38,534)
Unearned revenue	(73,482)	(32,074)
Deferred interest	14,788	60,114
Other accrued liabilities	16,606	(2,247)
Net cash (used in) operating activities	(554,011)	(618,615)

INVESTING ACTIVITIES
Purchase of equipment	(5,788)	(53,570)

FINANCING ACTIVITIES
Cash raised by issuance of debt	460,000	–
Net cash provided by financing activities	460,000	–

(Decrease) in cash and cash equivalents	(99,799)	(672,185)
Cash and cash equivalents, beginning of period	211,442	1,065,564
Cash and cash equivalents, end of period	111,643	393,379

Supplemental disclosure of cash flow information
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	32,568	25,986

Non-cash investing and financing activities
Unrealized (loss) on investments	(63,426)	(1,542)

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

Revenue recognition — Revenues are derived from six different sources:

The Company recognizes revenue pursuant to the revenue recognition principles presented in SAB Topic 13. First, via persuasive evidence of an arrangement. Second, delivery has occurred or services have been rendered. Third, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

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

Investments available for sale – Investments available for sale (IAS) is comprised of publicly traded stock and private company stock received in return for providing various levels of corporate messaging support and certain investor relation services to a variety of unrelated companies with service contracts ranging from one week to twenty-four months, starting in August 2012. The Company considers the securities to be liquid and convertible to cash, based upon the specific holding period requirements of Rule 144, in consideration of the corporate structure of the issuing entity. The Company has the ability and intent to liquidate or leverage any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short term.

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

When the shares will be earned over a term longer than within the current reporting period, the Company has deferred the recognition of the earnings of the revenue over the period the services are performed. The value recorded is determined by multiplying the closing price on the last day of the month for the period being reported on, based on quotes from a reliable quotation source. Upon receipt, these shares are recorded as an asset on the Company’s financials as "Available for sale securities". The Company also record a corresponding contra-asset account titled "Unearned Revenue" until the revenue is earned.

Since all securities held were received in exchange for service they were delivered with a standard rule 144 restriction (restricts them from sale for six months from date certificate is issued). All current certificates will be free trading at various times starting in December of 2013 with the last certificate being freely trading by May 31, 2014. It should be noted that most of the stock owned by the company would be classified a “penny stock” and therefore is generally volatile in nature. There is no guarantee that the cash received will equal the current carrying value of the stock at November 30, 2013, when it sold.

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

 Binary Options Revenue: The Company ceased its support of Krisworld Development Limited of Hong Kong as related to various activities it had been providing in March of 2012 due to a failure of that business to provide responses, support, return(s) of funds to Krisworld clients, and failures to pay fees due to the Company.

Subscription Revenue: There was a defined increase in subscription revenues; from $193,287 in the six months ended November 30, 2012 to $344,425 in the six months ended November 30, 2013 that were the result of a substantial increase in general interest in the Company’s new focus on providing various investor relation related services (IR Lite) to a new and growing client base as noted in the Business Services Revenue category.

Investor Relations Revenue: The Company continued to build on the success of its initial investor relation services (IR Lite) agreement with Nova Lifestyle Inc., adding several new clients (as noted in Item 2, Business Environment and Trends) during the six months of operations in comparison to the two clients that existed at year end, FY 2013. Revenues in this category increased from $63,221 in the six months ended November 30, 2012 to $991,494 in the six months ended November 30, 2013 that were the direct result of a substantial increase the client base as noted in the Investor Relations Revenue category.

Other Revenue: The fees related to revenue from fees charged to FOREX for setting up trading accounts as well as through selling advertising on the Company’s website dropped off substantially as the Company elected to deploy informational as well as advertising space for its Business Services Revenue category, noting this trend related to revenues of $ 47,667 in the six months ended November 30, 2012 dropping to $9,069 in the six months ended November 30, 2013. Over time this decrease in the fees has been generally offset by the additional revenue generated the business service offerings.

Cost of Services Sold: The cost of services sold decreased from $490,442 in the six months ending November 30, 2012 to $389,199 in the six months ending November 30, 2013 as the Company ceased it support of the Krisworld initiative as well as worked to become more efficient in managing its operating costs by reducing its office foot print in Shanghai China. Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to continue to improve.

General & Administrative Expenses: The costs associated with this expense category decreased from $783,363 in the six months ending November 30, 2012 to $555,494 in the six months ending November 30, 2013 as the Company continued to gain efficiencies in managing its cost of operations.

Advertising: The cost of services sold decreased from $106,101 in the six months ending November 30, 2012 to $,90,474 in the six months ending November 30, 2013 as the Company continued to gain efficiencies through referrals in its acquisition of new subscribers as well as new companies related to its general business services offerings.

Other Expenses: Other expenses generally relate to the continuing provision for dividends to those shareholders holding convertible preferred stock and interest costs related to borrowings the Company utilized for cash flow coverage purposes. These increased from $60,114 in the six months ending November 30, 2012 to $74,902 in the six months ending November 30, 2013 primarily due to interest expense.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Interim Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

