Form 10-Q
period 2014-02-28
Chineseinvestors.com, Inc.
filed 2014-04-14
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of April 14, 2014, there were outstanding 6,868,055 shares of the issuer’s common stock, par value $0.001 per share and 1,525,000 shares of the issuer’s preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 28, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.com, Inc.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	(Unaudited) February 28, 2014	(Audited) May 31, 2013
	$	$
ASSETS
Current assets
Cash and cash equivalents [note 1]	511,242	211,442
Accounts receivable, net [note 1]	3,344	3,667
Investments, available for sale [note 1]	2,686,733	652,021
Other current assets [note 1]	19,381	33,795
Total current assets	3,220,700	900,925
Property & equipment, net [note 4]	19,868	32,705
Website development, net [note 5]	69,198	66,945
Total assets	3,309,766	1,000,575

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	7,223	5,361
Deferred revenue [note 1]	371,219	394,679
Unearned revenue paid in stock [note 1]	466,351	306,079
Short-term debt	440,000	–
Accrued interest [note 1]	62,872	60,114
Commissions payable, due in stock	99,702	–
Other accrued liabilities [note 1]	77,479	51,936
Total current liabilities	1,524,846	818,169
Long-term deferred revenue [note 3]	42,791	6,584
Total liabilities	1,567,637	824,753

Commitments [note 6]
Subsequent events [note 7]

Stockholders’ equity [note 3]
Preferred stock Authorized 20,000,000 common shares with a par value of $0.001 per 2,003,776 share Issued and outstanding (2013 – 2,003,776) preferred shares	1,525	2,004
Common stock Authorized 80,000,000 common shares with a par value of $0.001 per 5,969,585 share Issued and outstanding (2013 – 5,969,585) common shares	6,568	5,970
Additional paid-in capital	10,320,583	10,320,823
Foreign currency gain	1,306	1,306
Unrealized gain on securities	549,241	75,166
Retained (Deficit)	(9,137,094)	(10,229,447)
Total stockholders’ equity/(deficit)	1,742,129	175,822
Total liabilities and stockholders’ equity (deficit)	3,309,766	1,000,575

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Operating revenues
Binary option service provider fees	$–	$130,278	$–	$711,793
Subscription revenue	189,391	125,358	533,816	318,655
Investor relations revenue	1,174,105	52,826	2,165,599	116,047
Other revenue	2,056	3,450	11,125	51,127
Total revenue	1,365,552	311,912	2,710,540	1,197,622

Cost of services sold	232,905	186,788	622,104	677,230

Gross Profit	1,132,647	125,124	2,088,436	520,392

General & administrative expenses	399,495	345,887	954,989	1,129,250
Advertising expenses	52,940	96,013	143,680	202,114

Net profit/(loss) from operations	680,212	(316,776)	989,767	(810,972)

Other income/(expenses)
Interest expense	(29,916)	(30,057)	(104,818)	(90,171)
Realized gain on available for sale securities sold	207,404	–	207,404	–

Net income/(loss)	857,700	(346,833)	1,092,353	(901,143)

Other comprehensive loss
Unrealized gain on available for sale securities	538,673	13,501	474,075	11,959

Comprehensive gain/(loss) for the period	1,396,373	(333,332)	1,566,428	(889,184)

Weighted average number of common shares outstanding – basic and diluted	6,268,820	4,934,991	6,169,075	4,900,269

Earnings/(loss) per share – basic	0.22	(0.07)	0.25	(0.17)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Expressed in U.S. Dollars)

	Nine months ended February 28,
	2014	2013
OPERATING ACTIVITIES
Net gain/(loss) for the nine month period	$1,092,353	$(901,143)
Adjustment to reconcile net income/(loss) to net cash used in operating activities:
Available for sale securities received for services provided	(1,695,721)	(73,506)
Expenses paid through transfer of third party stock	99,581
Gain on sale of securities	207,404
Depreciation & amortization	19,266	24,960
Changes in operating activities and liabilities
Other current assets	14,414	(44,611)
Accounts receivable	323	15,819
Accounts payable	1,862	(40,718)
Unearned revenue	12,747	95,316
Deferred interest	2,758	30,057
Other accrued liabilities	(186,446)	(14,640)
Net cash (used in) operating activities	(431,459)	(908,466)

INVESTING ACTIVITIES
Purchase of equipment	(8,682)	(55,818)
Proceeds from the sale of common stock	299,941	–
	291,259	(55,818)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	–	125,000
Cash used to retire debt	(440,000)	–
Cash raised by issuance of debt	880,000	–
Net cash provided by financing activities	440,000	125,000

(Decrease) in cash and cash equivalents	299,800	(839,284)
Cash and cash equivalents, beginning of period	211,442	1,065,564
Cash and cash equivalents, end of period	511,242	226,280

Supplemental disclosure of cash flow information
Cash paid for interest	104,818	60,114
Cash paid for income taxes	–	–
Cash paid for China representative office tax	37,568	33,986

Non-cash investing and financing activities
Unrealized (loss) on investments	474,075	11,959

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

Cash Flows — During the quarter ending February 28, 2014, the Company primarily utilized cash, cash equivalents and proceeds from a series of loans guaranteed by securities it holds to fund its operations.

Cash flows used in operations for the period ended February 28, 2014 and 2013 were $431,459 and $908,466, respectively.

Capital Resources — As of February 28, 2014, the Company had cash and cash equivalents of $511,242 as compared to cash and cash equivalents of $211,442 as of May 31, 2013.

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

6. Investor relations income is earned by the Company in return for delivering current, publicly available information related to our client companies. These revenues are prepaid by the client company, in stock and/or cash, and as such are initially recorded as an asset with an offsetting unearned revenue liability. This revenue is recognized over the term of the services period while the services are being provided. The value of the revenue earned is recognized every quarter based upon the client company’s stock closing price multiplied by the numbers of shares earned within that specific accounting period. By recognizing the revenue incrementally we are following the guidelines of SAB Topic 13, in that we are only recognizing revenue once the value of the revenue received is fixed and determinable. In addition we are applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period. The number of shares earned is a function of the time period for which services are provided over the contract period in relation to the price of the shares at the time of the services being delivered, added to the value of cash received if any, then recognized as revenue in the period the services were delivered.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of nine months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At February 28, 2014 and May 31, 2013, there were deposit balances in a US bank of $496,797 and $210,000, respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At February 28, 2014 and May 31, 2013, there were deposits of $14,445 and $1,442, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk — The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. Revenue related to the binary option revenue and Krisworld start-up support are paid with a one month lag, noting this relationship was severed in March of 2013. As of February 28, 2014 and May 31, 2013, the Company had accounts receivable of $3,344 and $3,667, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of February 28, 2014 and May 31, 2013, the Company determined that, based on historically having no bad debts, an allowance was not needed.

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

Since all securities held were received in exchange for service they were delivered with a standard rule 144 restriction (restricts them from sale for six months from date certificate is issued). All current certificates will be free trading at various times starting in December of 2013 with the last certificate being freely trading by May 31, 2014. It should be noted that most of the stock owned by the company would be classified a “penny stock” and therefore is generally volatile in nature. There is no guarantee that the cash received will equal the current carrying value of the stock at February 28, 2014, when it is sold.

Other Current Assets — Other current assets are comprised primarily of deposits in Chinese RMB on building space under an operating lease and are stated at the current exchange rate at quarter end.

Other current assets were $19,381 and $33,795 at February 28, 2014 and May 31, 2013, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $19,266 and $24,960 for the nine months ended February 28, 2014 and 2013, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets — In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of February 28, 2014 and May 31, 2013.

Accrued Liabilities— Accrued liabilities are comprised of the following:

	February 28,	May 31,
	2014	2013
China Employees’ Salaries and Commissions Accrual	$56.423	$36,956
Representative Office Tax Accrual	11,863	9,198
Other Accruals	9,193	5,782
	$77,479	$51,936

Accrued interest— Accrued interest is comprised of the following:

	February 28,	May 31,
	2014	2013
Interest due to preferred stock share holders	$60,114	$60,114
Interest due on notes payable secured by stock	2,758	–
	$62,872	$60,114

Unearned revenue, investor relations work – The Company has received total shares of stock with a value of $3,194,078, at February 28, 2014 as payment for investor relations work that the Company has provided and will continue to provide over a period starting August 1, 2012 and going through December 31, 2016. At February 28, 2014 the stock held by the Company that had not yet been earned was valued at $466,351. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Short-term debt, secured by stock – The Company obtained short term debt of $440,000 from various individuals, secured by 100,000 shares of the company owned stock in Nova Lifestyles, Inc. These notes were repaid during the quarter ending February 28. The Company then obtained an additional $440,000 in short term debt from various individuals, secured by 50,000 shares of common stock of Nova Lifestyle, Inc and 40,000 shares of Dehaier Medical Systems Ltd. These notes currently have an interest rate of a minimum of 9% annually, but may increase.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	February 28, 2014		May 31, 2013
	Level 1	Level 2	Level 1	Level 2
Cash	511,242	–	211,442	–
Investments	2,619,233	67,500	592,021	60,00
Total Financial Instruments	3,104,092	67,500	803,463	60,000

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

Advertising Costs — Advertising costs are expensed when incurred. Advertising costs totaled $143,680 and $202,114 for the nine months ended February 28, 2014 and 2013, respectively.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2012	389,035	0.48
Granted	–	$–
Exercised	–	–
Forfeited or expired	–	–
Balance at May 31, 2013	389,035	$0.48
Granted	–	$–
Exercised	–	–
Forfeited or expired	–	–
Balance at February 28, 2014	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of February 28, 2014:

Weighted average contractual remaining term — options outstanding	.94 years
Aggregate intrinsic value — options outstanding	$381,254
Options exercisable	291,563
Weighted average exercise price — options exercisable	$0.56
Aggregate intrinsic value — options exercisable	$285,732
Weighted average contractual remaining term — options exercisable	1.63 years

As of February 28, 2014, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3.	Stockholders’ Equity:

At February 28, 2014 and May 31, 2013, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

When the final facility was approved and executed, the Company paid a document preparation fee to the funding source of $10,000 and paid them 50,000 restricted shares of the Company's stock, in consideration of the Facility's creation and funds availability. On November 4, 2011, when the shares were issued, the most recent shares sold at the market rate of $0.96, resulting in a non-cash expense of $48,000 being recognized in the current quarter. These shares are restricted, in that they cannot be sold for nine months. In addition, if the Company does not use the capital raise or the funding source is unable to generate the agreed upon capital, the shares are to be returned to the Company. However, in consideration of the accounting principal of “more likely than not,” as explained in accounting standards codification 350-25-35-30 and 740-10-25-6, the Company recognized the expenses in the second quarter in general and administrative expense.

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

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation, and are comprised of the following:

	February 28,	May 31,
	2014	2013
Furniture & fixtures	$70,711	$70,711
Leasehold improvements	13,405	13,405
	84,116	84,116
Less: accumulated depreciation	(64,248)	(51,411)
	$19,868	$32,705

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates:

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the nine months ended February 28, 2014 and 2013 was $12,828 and $14,762, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	February 28,	May 31,
	2014	2013
Website development costs	$139,906	$134,118
Less: accumulated amortization	(70,708)	(67,173)
	$69,198	$66,945

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 28, 2014 and 2013 was $6,438 and $10,198, respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease — During the first quarter of 2013, the Company signed a new office lease in Shanghai for a one year period ending September 30, 2014, resulting in future lease commitments of $37,450, based on the exchange rate at February 28, 2014.

Concentrations — During the period’s ending February 28, 2014 and 2013, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada. During the period ended February 28, 2014, the majority of the Company’s accounts receivable were due from one company.

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

In a Board of Directors meeting held on Tuesday March 4, 2014, the Board, including its independent director, voted unanimously to approve the issuance of 100,000 shares of the Company’s common stock to our Chief Executive Officer, Warren Wang, and 50,000 shares of the Company’s common stock to Brett Roper, our Chief Operating Officer and 150,000 shares to various other individuals. The Company issued these Shares at the close of the OTCBB market on March 19, 2014 when the price of the Company’s stock was $.79. The result of this transaction will be a $237,000 expense recognized in the Company’s fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ChineseInvestors.COM, Inc. (CIIX), founded in 1999 became a public company in early 2011 and endeavors to maintain its innovative stance by providing (a) real-time financial market commentary, analysis, and educational related services related to the various equity and globally positioned markets in Chinese language character sets (traditional and simplified), (b) delivery of support and back of the house related services on behalf of and to our various partners, (c) consultative services to smaller private companies considering their public company options, (d) advertising and public company related support services (IR Lite), and (e) other services we may identify having the potential to create value or partnership opportunity that blend efficiently with our existing skills and services. As an example of these other services, the Company is currently working with Medicine Man Denver in the creation of a new intellectual property and industry experience based corporate entity that will provide licensing and consulting services within the emerging Cannabis sector. Our subscriber base (free and pay member) is primarily located in the US and Canada (95%) noting the services as described are generally delivered to US public and private companies as well as US residents and citizens. For further information email us at info@chinesefn.com or visit our website at www.chinesefn.com

Business Environment and Trends

We have previously noted our exit (March 2013) from providing support services to Krisworld Limited of Hong Kong (Binary Options Provider) noting this revenue category has been extinguished.

Our growing Investor Relation Services (IR Lite) category as noted in the financial statement has been attracting strong attention due to our ability to perform support duties for our clients in a manner than can actually provide physical proof of results in that our Client base is very specialized. These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges. As of the date of this filing the Company has ten (16) active Service Provider Agreements represented on various public exchanges including three (2) NASDAQ Companies, one (1) NYSE Company, twelve (12) OTCQB Companies, and one (1) OTCPK Company(s).

With our growing publicly traded company client base we have been able to substantially expand our subscription services business by attracting new Chinese based Clients (the vast majority of which are located here in the US and Canada) to become subscribers based upon the general success of such related support.

Three months ended February 28, 2014 compared to three months ended February 28, 2013.

Quarterly Revenues

Binary Option Service Provider Fees: Company ceased providing support for Krisworld Limited of Hong Kong (a Binary Options Provider) in March of 2013.

Subscription Revenue: There was an increase in subscription revenues from $125,358 in the three months ended February 28, 2013 to $189,391 in the three months ended February 28, 2014. This increase was due to the continued efforts of the company to increase sales of subscription related services and the substantial increase in our Investor Relations (IR Lite) client base allowing us to provide a broader base of coverage as it related to this ever increasing base of public company clients. Please note that the values of these subscriptions are recognized over the period that the subscription is active and the services are delivered. There are accruals for the values of subscriber services not as yet delivered in the current period as noted in our balance sheet statement.

Business Services Revenue: The Company continues to experience extraordinary growth in this new revenue generation category noting earnings of $52,826 in the three months ended February 28, 2013 as compared to $1,174,105 in the three months ended February 28, 2014. Payment for this revenue sources was received in stock of $957,061 and cash of $217,044. While this increase in revenues is significant, it nonetheless comes with a deferred conversion to cash time lag of at least six (6) months that while positively impacting the Company’s bottom line; has a significant impact to the Company’s cash flow during any interim period in which this stock is not liquid. It is also noteworthy that one year earlier (February 28, 2013) we only had two clients in this service provider category while as of the end of this quarter we have seventeen (17) active clients.

Other Revenues: The slight variance in other revenue earned in the quarter ended February 28, 2013 of $3,450 to $2,056 in the quarter ended February 28, 2014, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold: The cost of services sold increased from $186,788 to $232,905 in the three months of operations related to the quarter ended February 28, of 2013 in comparison to the same quarter in 2014. These expenses increased relative to the general costs of commissions due to increasing sales activities and other expenses as they related to the operations of our Representative offices in Shanghai, China and support of the Company’s overall service provider platform. This office currently employs approximately forty (40) FTEs.

General & Administrative Expenses: The Company’s general and administrative expenses increased from $345,887 to $399,495. This increase was driven by a substantial increase in the costs of commissions related to the sales of our Investor Relations (IT Lite) services by our contract sales team but overall the percentage of these costs continue to drop as we become more effective in managing this new aspect of our service provider based business model. Additionally, while the Company pays an approximate twenty five (25%) percent commission rate in the generation of this new business, it does enjoy a substantially reduced commission cost when the CEO and COO are able to generate these sales directly noting in the past nine months these two persons generated just over 70% of all sales in the Investor Relations category.

Advertising Expenses: These costs increased as the Company turned its focus back to the acquisition of new subscribers and as it began to invest in new methodology for such sourcing (Google Ad Words, etc.). As noted in our financial, there has been a corresponding increase in our Subscription Revenues as expenses in this category related to the three months of operations ending on February 28th decreased from $96,013 in 2013 to $52,940 in 2014 due to a smarter deployment of our dollars into proven methods we have been developing over the past year.

Net profit margin (Operations): The Company’s net profit margins (Operations) crossed over to profitability in the quarter ending February 28, 2014 to showing a $680,212 profit over losses in the prior year that for that same quarter ending February 28, 2013 of ($316,766) providing the Company with a swing in this category for the quarter year on year of approximately $1,000,000. The primary driver behind this improvement was the company’s continued focus our new service provider elements related to investor relation and subscription based services.

Other comprehensive loss: The Company owned approximately $2,686,733 in public and private corporations as of February 28, 2014 as compared to $652,021 as of May 31, 2013. Each reporting period the Company recognizes the increase or decrease in current value in the other comprehensive gain/loss. As the companies we hold have increased in value in the quarter ending February 28, 2014 the impact is significant in relation to the unrealized gains growing $549,241 representing an increase of approximately $450,000 over the prior quarter’s balance (November 30, 2013). This variance is a natural byproduct of holding investment stock and will continue to fluctuate in each reporting period.

Comprehensive Gain/Loss for the Period: The Company’s performance for the quarter ending February 28, 2014 in this category was $1,396,373 in comparison to a loss position of ($333,332) as noted for the quarter ending February 28, 2013. This represents a very positive swing of approximately $1,750,000 in comparison.

Nine months ended February 28, 2014 compared to nine months ended February 28, 2013.

Binary Option Service Provider Fees: Company ceased providing support for Krisworld Limited of Hong Kong (a Binary Options Provider) in March of 2013.

Subscription Revenue: There was an increase in subscription revenues from $318,655 in the nine months ended February 28, 2013 to $533,816 in the nine months ended February 28, 2014. This represents a 167% increase in this revenue category.

Business Services Revenue: There was an increase in this revenue category seeing growth from $116,047 in the nine months ended February 28, 2013 to a value $2,165,599 in the nine months ended February 28, 2014. This represents an 1866% increase in this revenue category.

Cost of Services Sold: There was a decrease in this cost category noting a reduction from $677,230 in the nine months ended February 28, 2013 to a value $622,104 in the nine months ended February 28, 2014. This represents an 8% decrease in this expense category.

General & Administrative Expenses: There was a decrease in this cost category noting a reduction from $1,129,250 in the nine months ended February 28, 2013 to a value $954,989 in the nine months ended February 28, 2014. This represents an 18% decrease in this expense category.

Advertising Expenses: There was a decrease in this cost category noting a reduction from $202,114 in the nine months ended February 28, 2013 to a value $143,680 in the nine months ended February 28, 2014. This represents a 25% decrease in this expense category.

Net profit margin (Operations): There was substantial improvement in this general category seeing the Company go from generating losses in the 1st nine months of operations related to FY 2013 of <$810,972> to profitability of $989,767 in the 1st nine months ended February 28, 2014. This represents a swing of over $1.8M in this performance category.

Comprehensive Gain/Loss for the Period: The Company’s performance for the 1st nine month ending February 28, 2014 in this category was $474,075 in comparison to a loss position of <$11,959> as noted for the quarter ending February 28, 2013.

General financial performance in the nine months ending February 28, 2013 in comparison with the performance in the nine months ending February 28, 2014 has been remarkable going from losses in the Comprehensive category of <$889,184> to gains of $1,566,428.

Equity and debt

The Company has secured $440,000 in financing based upon the value of certain marketable securities having various maturity dates starting late November of 2014 to December of 2014 and will be selling marketable securities over time as they become freely transferable in nature to repay this debt.

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

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services noting this effort will require the expenditure of some additional capital but should increase our ability to remain profitable based upon our experience over the past nine (9) months. The second would be to liquidate a portion of our available for sale securities as they become freely trading. The third would be to raise capital through the private placements of our stock or Private Investment in Private Enterprise (PIPE) devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. We should note that in July of 2012 the Company was successful in setting up a stock purchase agreement (as already disclosed in SEC filings) that would allow us to access up to $1,225,000 in tranches of up to $500,000 each. For further information on this arrangement please see the related SEC filings filed July 5, 2012. To date we have accessed $275,000 of the original $1,500,000 value of this line.

Plan of Continued Operations

The Company plans to continue to meet all of its obligations as well as conform with all of the requirements of remaining a fully reporting a public company while increasing its market presence as well as services offering spectrum.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 14, 2014	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: April 14, 2014	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

