Form 10-Q/A
period 2014-02-28
Chineseinvestors.com, Inc.
filed 2014-05-28
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Chineseinvestors.com, Inc. (the “Company”) on Form 10-Q for the quarterly period ended February 28, 2014, filed with the Securities and Exchange Commission on April 14, 2014 (the “Form 10-Q”), is to amend the earnings per share calculation and earnings presentation of the income statement for the three and nine month periods ended February 28, 2014.

This amendment does not reflect events occurring after the original filing except as noted above. Except for the foregoing amended information, this form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date

ChineseInvestors.COM, Inc.

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

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Operating revenues
Binary option service provider fees	$–	$130,278	$–	$711,793
Subscription revenue	189,391	125,358	533,816	318,655
Investor relations revenue	1,174,105	52,826	2,165,599	116,047
Other revenue	2,056	3,450	11,125	51,127
Total revenue	1,365,552	311,912	2,710,540	1,197,622

Cost of services sold	232,905	186,788	622,104	677,230

Gross Profit	1,132,647	125,124	2,088,436	520,392

General & administrative expenses	399,495	345,887	954,989	1,129,250
Advertising expenses	52,940	96,013	143,680	202,114

Net profit/(loss) from operations	680,212	(316,776)	989,767	(810,972)

Other income/(expenses)
Interest expense	(29,916)	(30,057)	(104,818)	(90,171)
Realized gain on available for sale securities sold	207,404	–	207,404	–

Net income/(loss) available to common shareholders	857,700	(346,833)	1,092,353	(901,143)

Earnings per share attributable to common shareholders:
Basic	0.14	(0.06)	0.18	(0.15)
Diluted	0.10	(0.06)	0.13	(0.15)

Weighted average shares outstanding
Basic	6,268,820	4,934,991	6,169,075	4,900,269
Diluted	8,661,631	4,934,991	8,561,886	4,900,269

Net income	857,000	(346,833)	1,092,353	(901,143)

Other comprehensive loss
Unrealized gain on available for sale securities	538,673	13,501	474,075	11,959

Comprehensive gain/(loss) for the period	1,396,373	(333,332)	1,566,428	(889,184)

Weighted average number of common shares outstanding – basic and diluted	6,268,820	4,934,991	6,169,075	4,900,269

Earnings/(loss) per share – basic	0.22	(0.07)	0.25	(0.17)

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

ChineseInvestors.com, Inc.
(Registrant)

Date: May 28, 2014	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: May 28, 2014	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

