Form 10-K
period 2014-05-31
Chineseinvestors.com, Inc.
filed 2014-09-15
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on September 15, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $4,895,691. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of September 12, 2014, there were outstanding 7,199,305 shares of the issuer’s common stock, par value $0.001 per share and 1,275,000 shares of the issuer’s preferred stock, par value $0.001 per share.

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MAY 31, 2014

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

As of May 2014, the Company employed 41 (2012-35) persons in its Shanghai Office in a variety of administrative and operational capacities, including its CEO and office manager. All but 13 (2012 - 3) are employed full time. The Company also has two contract officer(s) and a full time support team member employed in the US.

1.b.) Shareholder, Company, and Material Events Recap

In November 2009, the Company completed a private placement of stock that started in December 2008. We raised a total of $1 million in that private placement. In addition, the Company initiated work to compile the financial statements and data that would eventually be used in the generation of its audited financial statements.

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

The Company conducted a private placement offer under a Regulation D offering in January of 2012. The proceeds of the private placement will be focused on continuing our growth. As of May 2012 we had raised $525,000 through the sale of 4,375,002 shares of common stock at $0.12 per share, adding 17 new shareholders resulting in a total of 352 shareholders of record. We are not using a broker-dealer to sell our shares.

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

In March of 2013, The Company noted the default of KrisWorld Development Limited of Hong Kong and any affiliates related to payments due for services that the Company had performed. During this interim period (through the filing of this 10K), the Company has and will continue to field comments and complaints from clients Krisworld Limited of Hong Kong related to their binary options platform performance as well as an inability to withdraw funds from their (client) related accounts. This is due to our ongoing support services related responsibility(s) per our agreement with KrisWorld Limited of Hong Kong to all existing account holders.

In April of 2013, The Company entered into an agreement with Medicine Man Production Company, a Colorado S Corporation to develop and extensive intellectual property base that would reflect its past we as current experience as a Cannabis Cultivation and Dispensary Operator in Denver, Colorado for the express purpose of deployment of such into manuals that could then be used to create a new business entity that could market such experience to those wishing to enter into the Cannabis industry space in other states or countries.

In April of 2014, The Company in conjunction with Medicine Man Production Corporation established a new corporate entity in Nevada (C Corporation), Medicine Man Technologies, Inc. for the express purpose of marketing and promoting the new business as an advisor in the Cannabis industry space. In exchange for its support over the past year plus, the Company (ChineseInvestors.COM) will be receiving an ownership interest in Medicine Man Technologies that will be designated in the new future. This new enterprise is also expected to pursue a public company strategy in the next year.

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

The Company has worked toward establishing its web presence. Due to the lack of site use information in competitor companies and based upon our website access metrics; the Company must acknowledge that while it has a substantial public audience, it is difficult to ascertain exactly where any specific leadership position lies and therefore can make no definitive statement as to an overall position of our website and presence within our specific marketplace. Recently (July 2013 Web Trends Report) the Company experienced over 126,000 unique visitors represented by just under 345,000 visitor sessions, noting the average site visit lasted just over 21 minutes.

With our screen layout and menu options, we display our research tools in a manner designed for ease of use. The content and technology comprising our integrated information platform is also designed to be adaptable so that as we develop new research tools and adopt new content and features, these new research tools, content and features can be easily integrated with our existing platform.

Our service offerings permit users to subscribe to several of our service packages and we have over 1,600 active paying subscribers. Our registered users are Internet users who maintain a registered account with either www.chinesefn.com or www.chineseinvestors.com.

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

After the ticker of a specific stock is searched on the chinesefn.com website, the price chart of a certain period (today, 5d, 1m, etc.) will be displayed with clear information of price movement, volume change as well as the highest and lowest points of 52 weeks. Dividend payment information will also be provided.

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

We believe that we have the requisite blend of experience and technical skills related to financial market awareness and content publication to develop a series of courses devoted to investor education and offered in the Mandarin language.  Based on the demands of individuals in China and outside China, as well as on the structure and features of the financial markets, we anticipate we will be able to substantially increase our presence and revenues once we are able to offer services within China (Peoples Republic of China).

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

Typical Customer Service or Technical Support Calls include:

•	What's the website address of chinesefn.com;
•	How do I access the website or how do I register online;
•	What products are free and which ones are offered at a cost;
•	What is the cost of a particular product;
•	Where to login our membership section;
•	Company intro and what content they can get access to our website;
•	When and where they can find the updated news;
•	Where are the archives, etc.;
•	Customer can't login to the website; (technical support)
•	The computer can't refresh the webpage; (technical support)
•	The computer can't submit user's message; (technical support)
•	The computer can't show the web content in traditional Chinese (technical support)

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

We provide corporate awareness and general stock support though our relationships with our subscribers that is generally active in the OTC and other broader exchanges (NASDAQ and NYSE). As of the date of this filing May 31, 2014) we have provided some level of investor relations services to over 40 different companies, generating over $3,000,000 stock related revenue in the annual period ending May 31, 2014.

Medicine Man Technologies Inc. Support Services

The Company is participating in the startup as well as initial operations of Medicine Man Technologies in consideration of receiving shares of common stock of the business.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as an office presence in Arcadia, California.  It also maintains a correspondence address in Arcadia, California on a month to month basis as well as an executive office suite in Aurora, Colorado.

Shanghai Offices	333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021 (lease expires September 2016)

Correspondence Address	411 E. Huntington Drive, #107-228, Arcadia, CA 91006 (currently month to month as a correspondence address only, the Company having ceased active business operations in Californian in 2012)

Corporate Offices	13791 East Rice Place, Suite #107, Aurora, CO 80015 (currently month to month)

The Company has no other real property holdings or leases other than those as disclosed above.

Item 3. Legal Proceedings

The Company is a party to various any legal proceeding, none of which, in the opinion of management are more likely than not to have a material adverse effect upon its business or financial position.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

During the year ended May 31, 2013, the Company raised $275,000 of cash from a private equity firm by issuing 861,306 shares of its common stock.

During the year ended May 31, 2014, the Company converted 728,776 shares of preferred stock for 910,970 shares at a conversion rate of $1.25 per share of preferred stock.

During March 2014 the Company granted 300,000 shares of common stock for compensation. Half the shares were valued at $0.90 per share and the remaining 150,000 shares were valued at $0.77 per share. The Company also issued 18,750 shares for services valued at $0.89 per share. The compensation and consulting expense was recorded as general and administrative expenses for the year ended May 31, 2014.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ending May 31st)

Description	2014	2013	2012	2011	2010
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues	$3,902,403	$1,639,373	$897,105	$845,097	$939,817
Less: Cost of Goods Sold	$(821,248)	$(974,966)	$(686,865)	$(556,195)	$(531,184)
Operating Income	$3,081,155	$664,407	$210,240	$288,902	$408,633
Expenses, General & Administration	$(1,592,600)	$(1,662,220)	$(1,995,918)	$(1,033,582)	$(954,846)
Income <Loss>, Continuing Operations	$1,149,590	$(1,118,041)	$(2,206,158)	$(744,681)	$(546,213)
Income <Loss>, Per Share (Continuing Operations)	$.18	$(.21)	$(.44)	$(0.17)	$(0.12)
Total Shares Outstanding (includes Options)	$9,182,090	6,358,620	4,992,454	4,281,322	4,411,462
Long Term Obligations	$80,777	$6,584	$3,871	$5,797	$8,015
Cash Dividends Declared per Common Share	$–	$–	$–	$–	$–
Total Assets	$2,998,013	$1,000,575	$1,248,967	$354,655	$252,063

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2014

Revenues

Subscription Revenue:  The Company experienced a significant increase in subscription based revenues ($495,154 in fiscal year 2013 increased to $722,887 in fiscal year 2014) as the Company expanded various service offerings within the marketplace and individual investors of the general equity marketplace. This revenue item grew steadily through fiscal year 2014 as the Company was able to provide even great expertise in the market as it developed its investor relations offerings. Additionally, our support team is being tasked with improving our content as well as generating new subscribers (free as well as paid service related) through various new initiatives.

Binary Option Service Revenues: This revenue category (related to support services as provided to KrisWorld Limited of Hong Kong) in the 2013 fiscal year generated $740,354 in revenue. In April of 2013, The Company noted the default of KrisWorld Development Limited of Hong Kong and any affiliates related to payments due for services to the Company. During the interim period through the filing of this 10K, the Company has fielded several complaints from clients Krisworld Limited of Hong Kong related to their binary options platform performance as well as an inability to withdraw funds from their (client) related accounts. The last fees and or reimbursements for services to this company were received in January of 2013. At the conclusion of this relationship, Chineseinvestors.com, Inc. was owed $77,708 for various reimbursements and fees from Krisworld Development Limited. The Company recognized this as a cost of generating the binary option revenue by writing this balance off as uncollectable as a charge to cost of goods sold at May 31, 2013. This revenue source has been eliminated in fiscal year 2014.

Investor Relations Revenue:  The Company has had great success in growing its business services revenue as we continue to expand investor awareness, general corporate strategic support, and pre-public company consulting. This revenue stream multiplied by almost a factor of ten over the prior year from $377,407 to $3,166,516 in the current fiscal year. We expect this revenue base to continue to be strong as we move into fiscal year 2015 and continue to add new clients and related services. It should be noted that the Company began to accept SEC Rule 144 stock in fiscal year 2013 (which is a special restricted class of stock received as payment for services) in the various clients as a part of its compensation which will have an initial negative cash flow impact as the shares become liquid in nature six (6) months or more after services have been provided (in most cases). The value of these shares is computed quarterly based upon the closing price quoted within the exchange they are registered on and adjustments to those values from prior quarters are reflected in the unrealized gain on marketable equity securities as noted in the Statements of Stockholders’ Equity which for the fiscal year ended May 31, 2014 had a balance of $291,984 that was not reflected on the Company’s Income Statement.

Overall revenues in fiscal year 2014 ($3,902,403) increased significantly in comparison to fiscal year 2013 ($1,639,373).

Expenses

Cost of Services Sold: These related costs decreased (from $974,966 in fiscal year 2013 to $821,248 in fiscal year 2014) for the most part due to illuminating the costs associated with servicing the binary option revenue stream which incurred more direct expenses to generate than our current revenue product mix.

General & Administrative Expense: These expenses increased by approximately $250,000 from $1,434,779 in fiscal year 2013 to $1,681,361 in fiscal year 2014, primarily driven by costs related to developing and serving our business services clients. Management expects that this expense category will remain at near its current level as the company continues to develop and service this revenue source.

Advertising Expenses: Advertising related expenses were stable ($227,441 in fiscal year 2013 to $195,131 in fiscal year 2014). These expenses are generally related to outside advertising costs and various other related expenses. As the company continues to become more focused on it investor relations related revenue it expects that advertising expenses will stay fairly close to the $200,000 annual expenditure rate as direct sales efforts are more effective than general advertising in this revenue category.

Liquidity

The Company is currently addressing its liquidity concerns, by continually building upon its revenue generation subscription service products, increasing its advertising based revenues (as discussed), and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. We may from time to time secure credit through loans backed by securities the Company holds and owns as it did in fiscal year 2014. In the last two years the company has used an average of just under $1,000,000 in cash to fund its current operations. However a significant portion of that is related to nature of receiving stock as revenue instead of cash. The Company is past the six month restriction period on over $1,000,000 in stock value and is currently in the process of liquidating that stock to fund its operations. As the Company is currently holding over $2,000,000 in available for sale securities it is management’s opinion that the Company has sufficient capital to fund its operation for the following year. However, there can be no assurance that the Company currently has sufficient capital or access to capital needed for operations for the next annual period.

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

Contractual Obligations

We have no contractual obligations outstanding other than those based on a month to month continuing basis as they relate to technical services (web hosting, Bloomberg services, etc.) and as they relate to a specific office space lease in Shanghai, China (located at 333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2014, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, and 5) implement appropriate information technology controls. In consideration of our smaller size, the burden of elimination of these material weaknesses would create an undue financial burden on the Company.

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

Changes in Controls and Procedures

In the current year the Company continued to implement a new accounting information system that had started to be implemented in the preceding year to address several of our internal controls issues. There were no other significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of May 31, 2014 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of May 31, 2014. Once again, implementation of such controls would have a devastating effect on the Company, likely causing its demise. As we continue to grow our revenues to a point where such controls and requirements can be affordably implemented, we will continue to remain aware of these weaknesses. Management continues to work to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	47	Dec. 1999	Chief Executive Officer and Chairman of the Board
Brett Roper	62	Mar. 2002	Secretary of the Board of Directors and Chief Operating Officer
Paul Dickman	34	Aug. 2012	Chief Financial Officer
James S. Toreson	72	Apr. 2010	Director (Independent) (Previous Board Service Mar. 2002 thru Apr. 2003)

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	James S. Toreson served on the Board of Directors previously in association with the Hollingsworth LLC ownership time period from March of 2002 through August of 2003. Mr. James S. Toreson is the single voting member of our audit, nominating, and compensation committees although Mr. Warren Wang and Mr. Brett Roper serve on these committees in a non-voting capacity as Management Representatives.

III.	Mr. Toreson and Mr. Roper had no relationship with Mr. Wang or each other prior to October of 2001 when they were introduced to each other, as well as the Company and Hollingsworth LLC as a part of the Due Diligence Team assembled to provide consideration and support to Hollingsworth LLC prior to their investment in the Company, occurring in March of 2002.

IV.	Mr. Roper served on the Board of Directors starting in March of 2002 (through December of 2005 as the Hollingsworth LLC Representative) and continues to serve in that capacity as of this date. Mr. Roper’s general business experience is very broad based, having exposure to operating company management, real estate investment and rehabilitation projects, and a wide variety of industry channels. He currently services as the Company’s COO as well as Secretary of the Board of Directors.

V.	The Audit Committee was enlarged to three persons in June of 2010 with James S. Toreson serving as its Chairman and single voting member as of this date. Mr. Toreson, who is independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B) has been determined to have the necessary financial experience to serve as the committee financial expert. Mr. Toreson is qualified as a financial expert due to his understanding of generally accepted accounting principles which he has gained through a combination of education and experience as a key executive for over 30 years in a wide variety of businesses. A brief summary of his business experience is listed below Mr. Roper and Mr. Wang serves on the committee in a non-voting capacity.

VI.	Mr. Dickman has served as the Chief Financial Officer starting in July of 2010 and continues to serve in that capacity as of this date. Mr. Dickman has a broad range of accounting and finance experience. He began his career working as an auditor and financial consultant with several regional accounting firms. In addition to his work as Chief Financial Officer for Chineseinvestors.com, Inc. he has also been the Chief Financial Officer for several other public and private companies.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2014 and May 31, 2013.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation (3)	Totals
Warren Wang	2014	$140,000	$–	$77,000	$–	$–	$–	$79,361	$296,361
Chief Executive Officer	2013	$120,000	$–	$–	$–	$–	$–	$–	$120,000

Brett Roper	2014	$90,000	$–	$38,500	$–	$–	$–	$15,225	$143,725
VP, Corporate Services	2013	$84,000	$–	$–	$–	$–	$–	$–	$84.000

Lan Jiang	2014	$79,000	$–	$43,200	$–	$–	$–	$–	$122,200
Office Manager, Shanghai	2013	$72,000	$–	$–	$–	$–	$–	$–	$72,000

Paul Dickman	2014	$63,000	$–	$–	$–	$–	$–	$–	$63,000
Chief Financial Officer	2013	$57,000	$–	$–	$–	$–	$–	$–	$57,000

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Brett Roper, Secretary of the Board	$12,000	$–	$–	$–	$–	$–	$12,000

James S. Toreson, Director	$16,200	$–	$–	$–	$–	$–	$16,200

____________

(1)	Brett Roper took on the role of Chief Operating Officer in March of 2012

(2)	Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

(3)	This compensation was in the form of commissions paid for directly generated new business without the involvement of Company sales staff.

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

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Before Offering	After Offering
Common	Warren Wang, CEO, Chairman of the Board, Director(2)	978,393	23.0%	15.6%
Common	Brett Roper, COO & Secretary of the Board of Directors (3)	62,500	00.3%	00.2%

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership (options included) currently stands at 8,633,736 shares of common stock (includes options).

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 150 North Santa Anita Ave., Suite 300, Arcadia, California, 91006. Mr. Wang currently has 312,500 Options (related to the repurchase of shares as previously disclosed) exercisable at $0.80 per option over a four-year time period (78,125 per year) after the Company is listed (BB or equal) and trading.

3.	The address for Brett Roper is 13791 E Rice Place, Aurora, Colorado, 80015. These shares were awarded to Mr. Roper by Hollingsworth LLC in May of 2002 for services performed for that entity. Mr. Roper has no other stock related interests in the Company.

4.	The offering referred to above was the convertible preferred share offering which resulted in the Company selling 2,003,776 shares of preferred stock that could be converted into an additional 2,504,720 shares of common stock after all applicable restriction periods end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. As of May 31, 2014 the Company had outstanding commission payable to various officers of $71,432. These payable do not bear interest and are treated by the Company as standard payables.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by our auditors, B. F. Borgers CPA, PC in fiscal year 2014 and fiscal year 2013. Our Board of Directors has considered these fees and professional services rendered compatible with maintaining the independence of that firm.

	For Year Ending May 31,
	2014	2013
Audit Fees (1)	$20,000	$20,000
Audit-Related Fees (2)	15,000	15,000
Tax Fees (3)	1,000	1,000
Totals	$36,000	$36,000

_________________________

(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.
(3)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or “Furnished” herewith.

CHINESEINVESTORS.COM, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ChineseInvestors.com, Inc.:

We have audited the accompanying balance sheets of ChineseInvestors.com, Inc. (“the Company”) as of May 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChineseInvestors.com, Inc., as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity generally accepted accounting principles in the United States of America.

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

/s/ B.F. Borgers CPA PC

B F Borgers CPA PC
Denver, CO

September 12, 2014

Chineseinvestors.com, Inc.

BALANCE SHEETS

Year ended May 31st

	(Expressed in U.S. Dollars) As of May 31st
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$429,199	$211,442
Accounts receivable, net	17,422	3,667
Note receivable - affiliate	17,648	–
Investments, available for sale	2,331,139	652,021
Prepaid taxes	58,963	–
Other current assets	26,404	33,795
Total current assets	2,880,775	900.925

Property & equipment, net	22,960	32,705
Website development, net	94,278	66,945
Total assets	2,998,013	1,000,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	53,986	5,361
Accounts payable-due in stock	99,702	–
Accrued interest	11,068	60,114
Other liabilities	78,545	51,936
Deferred revenue	342,742	394,679
Unearned revenue paid in cash	120,208	–
Unearned revenue paid in stock	545,491	306,079
Short-term debt	440,000	–
Total current liabilities	1,691,742	818,169

Long-term deferred revenue	80,777	6,584
Total liabilities	1,772,519	824,753

Commitments

Stockholders’ equity
Preferred stock par value $0.001, 20,000,000 shares authorized and 1,275,000 (2014) and 2,033,775 (2013) shares issued and outstanding	1,285	2,004
Common stock par value $0.001, 80,000,000 shares and 7,199,305 (2014) and 5,969,585 (2013) share issued and outstanding	7,200	5,970
Additional paid-in capital	10,587,500	10,320,823
Foreign currency gain	1,350	1,306
Unrealized gain/(loss) on trading securities	(291,984)	75,166
Retained deficit	(9,079,857)	(10,229,447)
Total stockholders’ equity	1,225,494	175,822
Total liabilities and stockholders’ equity	2,998,013	1,000,575

See accompanying notes

Chineseinvestors.com, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Year ended May 31st	(Expressed in U.S. Dollars)

	Common Stock		Preferred Stock		Additional Paid in	Foreign Currency Gain /	Unrealized Gain on	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Securities	(Deficit)	Total

Balance-May 31, 2012	5,108,279	$5,109	2,003,776	2,004	$10,046,684	$1,738	–	$(9,111,406)	$944,129
Common stock issued for cash	861,306	861	–	–	274,139	–	–	–	275,000
Unrealized gain on available for sale securities	–	–	–	–	–	–	75,166	–	75,166
Unrealized foreign currency gain	–	–	–	–	–	(432)	–	–	(432)
Net loss	–	–	–	–	–	–	–	(1,118,041)	(1,118,041)

Balance- May 31, 2013	5,969,585	5,970	2,003,776	2,004	10,320,823	1,306	75,166	(10,229,447)	175,822

Stock issued for compensation	300,000	300	–	–	250,200	–	–	–	250,500
Stock issued for services	18,750	19	–	–	16,669	–	–	–	16,688
Conversion of preferred stock to common stock	910,970	911	(718,776)	(719)	(192)	–	–	–	–
Unrealized gain on available for sale securities	–	–	–	–	–		(367,150)	–	(367,150)

Unrealized foreign currency gain	–	–	–	–	–	44	–	–	44

Net profit/ (loss) for the year	–	–	–	–	–	–	–	1,149,590	1,149,590

Balance- May 31, 2014	7,199,305	$7,200	1,275,000	$1,285	$10,587,500	$1,350	$(291,984)	$(9,079,857)	$1,225,494

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF OPERATIONS AND (LOSS)

(AUDITED)

Year ended May 31st	(Expressed in U.S. Dollars)

	2014	2013
Operating Revenues
Subscription Revenue	$722,887	$495,154
Binary Option Services	–	740,354
Investor Relations Revenue	3,166,516	377,407
Other Revenue	13,000	26,458
Total Revenue	3,902,403	1,639,373

Cost of Services Sold	821,248	974,966

Gross Profit	3,081,155	644,407

General & Administrative Expenses	1,684,167	1,434,779
Advertising Expenses	195,131	227,441
Total Expenses	1,879,298	1,662,220

Operating profit/(loss) for the Year	1,201,857	(997,813)

Other (expense) income
Interest expense	(111,407)	(120,228)
Realized gain	59,140	–

Loss before tax	1,149,590	(1,118,041)

Net income (loss)	$1,149,590	$(1,118,041)

Tax	–	–

Net loss	$1,149,590	$(1,118,041)

Weighted average number of common shares outstanding – basic and diluted	6,269,517	5,270,436

Earnings (loss) per share - basic	$0.18	$(0.21)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(AUDITED)

Year ended May 31,	(Expressed in U.S. Dollars)

	2014	2013

OPERATING ACTIVITIES
Net income (loss) for the twelve month period	$1,149,590	$(1,118,041)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Available for sale securities received for services provided	(2,341,960)	(270,775)
Net unrealized gain on investment	(59,140)
Expenses paid in stock	99,702
Stock paid for compensation	250,500
Stock paid for services	16,688
Depreciation & amortization	32,043	34,121
Deposits	7,391	(2,850)
Pre-paid taxes	(58,963)
Accounts receivable	(13,755)	75,322
Accounts payable	48,625	(55,744)
Deferred revenue	22,256	249,201
Unearned revenue paid in cash	120,208
Accrued interest	(49,046)	60,114
Other accrued liabilities	26,609	(39,735)

Net cash used in operating activities	(749,252)	(1,068,387)

INVESTING ACTIVITIES
Purchase of equipment	(11,787)	(60,735)
Web development	(37,800)
Proceeds from the sale of investments	594,244
Notes receivable-affiliate	(17,648)
Net cash provided by (used in) investing activities	527,009	(60,735)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	–	275,000
Proceeds from short-term debt	880,000	–
Payment of principal on short-term debt	(440,000)	–
Net cash provided by financing activities	440,000	275,000

Increase (decrease) in cash and cash equivalents	217,757	(854,122)
Cash and cash equivalents, beginning of year	211,442	1,065,564
Cash and cash equivalents, end of year	429,199	211,442

Supplemental disclosure of cash flow information
Cash paid for interest	160,515	120,228
Cash paid for income taxes	–	–
Cash paid for China representative office tax	39,271	38,652

See accompanying notes are an integral part of these statements

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

Organization and Nature of Operations:

Business Description – Chinseinvestors.com, Inc. (the “Company”) was incorporated on June 15, 1999 in the State of California. The Company is a provider of Chinese language web-based real-time financial information. The Company’s operations had been located in California until September 2002 at which time the operations were relocated to Shanghai, in the People’s Republic of China (PRC).

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

Cash Flows – During the year ending May 31, 2014, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations. The Company received $0 and $275,000 of proceeds from the sale of common stock during the years ended May 31, 2014 and May 31, 2013, respectively.

Cash flows used in operations for the years ended May 31, 2014 and 2013 were ($749,252) and ($1,068,387), respectively, which was a decrease from prior years. The decrease of cash used in operations was generated by the net income offset by increased general and administrative costs.

Capital Resources – As of May 31, 2014, the Company had cash and cash equivalents of $429,199 as compared to cash and cash equivalents of $211,442 as of May 31, 2013.

Since inception in 1997, the Company has primarily relied upon proceeds from private placements of its equity securities to fund its operations. The Company anticipates continuing to rely on sales of our securities in order to continue to fund business operations. Issuances of additional shares will result in dilution to its existing stockholders. There is no assurance that the Company will be able to complete any additional sales of our equity securities or that it will be able arrange for other financing to fund our planned business activities.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation – These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial statements.

Investment in Affiliate –The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. If the affiliate subsequently reports net income, the Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended.

Foreign Currency – The Company has operations in the PRC, however the functional and reporting currency is in US dollars. To come to this conclusion the Company considered the direction of ASC section 830-10-55.

Selling Price and Market – As a representative office is located in the PRC, the Company is not allowed to sell directly to PRC based customers. Over 90% of its customers are in the United States and 100% of all sales are paid in US dollars.  This indicates the functional currency is US dollars.

Financing – The Company’s financing has been generated exclusively in US dollars from the United States.  This indicates the functional currency is US dollars.

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

4. Fees related to setting up binary option accounts for Option World, a Chinese based binary option trading platform. As an incentive to encourage people to set up larger accounts, Option World made gifts of various consumer electronic products, for example, a new $10,000 account receives an Ipad or Iphone and a $20,000 account receives a Macbook Air. Since Chineseinvestors.com, Inc. was responsible to maintain a customer support relationship with these Option World clients, the Company provided these products to the customers and then Option World was required to reimburse Chineseinvestors.com for these expenses. During the year ended May 31, 2013, the cost of these incentives was $156,213, both received and spent. Since these transactions were basically “pass-through transactions,” these numbers were netted against each other and were not included in revenue or expense. The Company does not expect this type of transaction to be repeated in future periods as the relationship with Option World was terminated in the fiscal year ended May 31, 2013.

5. Investor relations income is earned by the Company in return for publicizing other publicly traded companies in return for shares of the client company’s common stock or warrants. These revenues are prepaid by the client company and then the revenue is recognized over the term of the agreement.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2014 and 2013 there were deposit balances in a United States bank of $427,190 and $210,000 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At May 31, 2014 and 2013 there were deposits of $2,009 and $1,442, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of May 31, 2014 and May 31, 2013, the Company had accounts receivable of $17,442 and $3,667, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of May 31, 2014 and 2013, the Company determined that an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Note receivable – affiliate – The note receivable – affiliate is related to expenses covered on Medicine Man Technologies behalf as the company was being established.  At May 31, 2014 the total outstanding was $17,648.  The entire balance was repaid prior to the issuance of this report.

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W.  The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W.  Management expects to receive a full refund of the entire $58,963 withheld.

Investments available for sale – Investments available for sale is comprised of publicly traded stock received in return for providing investor relations services to client companies.  The investor relations services range from one month to a year, from the inception of the contract. The Company considers the securities to be liquid and convertible to cash in under a year.

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

As these shares will be earned over the term of the contracts, the Company will defer the recognition of the earnings of the revenue over the period the services are performed. The value recorded will be determined by multiplying the average of the closing price on the last day of the month for the period being reported based on closing market price per share.

Upon receipt, these shares were recorded as an asset on the Companies financials as "Investments, available for sale". The Company will also record a corresponding contra-asset account titled "Unearned Revenue paid in stock".

Other Current Assets – Other current assets is comprised of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $26,404 and $33,795 for the years ended May 31, 2014 and May 31, 2013, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $32,043 and $34,121 for the years ended May 31, 2014 and 2013, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of May 31, 2014 and May 31, 2013.

Accounts payable – due in stock – In the current year the Company agreed to pay one of its sales consultants a percentage of the total value received as compensation for IR work, including the value of stock. The balance May 31, 2014 of $99,702 is the total due which will be payable upon the stock being sold.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	May 31,	May 31,
	2014	2013
China Employees Salaries and Commissions Accrual	$60,908	$36,956
Representative Office Tax Accrual	10,524	9,198
Other Accruals	7,113	5,782
	$78,545	$51,936

Unearned revenue, revenue paid in stock – During fiscal year 2014, the Company received 16,043,070, shares of stock and warrants as payment for investor relations work that the Company will be providing through March 2015. The stock that had not been earned was valued at $545,491 at May 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation and useful lives, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	May 31, 2014		May 31, 2013
	Level 1	Level 2	Level 1	Level 2
Cash	429,199	–	211,442	–
Investments	2,263,639	67,500	592,021	60,000
Total Financial Instruments	2,692,838	67,500	803,463	60,000

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $195,131 and $227,441 in the years ended May 31, 2014 and 2013, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. The company recognized $250,500 in expenses for stock based compensation to employees through direct stock grants of 300,000 shares and $16,688 in expenses to nonemployee consultants through stock grants of 18,750 shares.

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2012	389,039	0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2013	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at May 31, 2014	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of May 31, 2014:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$155,614
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$66,136
Weighted average contractual remaining term – options exercisable	.59 years

As of May 31, 2014, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3.	Stockholders’ Equity:

As of May 31, 2014 and 2013, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the year ended May 31, 2014, the Company converted 728,776 shares of preferred stock for 910,970 shares at a conversion rate of $1.25 per share of preferred stock.

During March 2014, the Company granted 300,000 shares of common stock for compensation. Half the shares were valued at $0.90 per share and the remaining 150,000 shares were valued at $0.77 per share. The Company also issued 18,750 shares for services valued at $0.89 per share. The compensation and consulting expense was recorded as general and administrative expenses for the year ended May 31, 2014.

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

On September 8, 2010, in the third quarter of fiscal year 2011, the Company reverse split its shares at a rate of 8 to 1, resulting in total shares outstanding changing from 38,579,925 to 4,822,491. All Company financial statements are retroactively adjusted at this ratio.

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

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	May 31,	May 31,
	2014	2013
Furniture & fixtures	$72,530	$70,711
Leasehold improvements	23,417	13,405
	95,947	84,116
Less accumulated depreciation	(72,987)	(51,411)
	$22,960	$32,705

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the years ended May 31, 2014 and 2013 was $21,576 and $25,489, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	May 31,	May 31,
	2013	2012
Website development costs	$171,918	$134,118
Less: accumulated amortization	(77,640)	(67,173)
	$94,278	$66,945

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the twelve months ended May 31, 2014 and 2013 was $10,467 and $8,632 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016, resulting in the following future commitments, based on the exchange rate at May 31, 2014 of the following:

2015 fiscal year	$62,940
2016 fiscal year	62,940
2017 fiscal year	20,980

Concentrations – During the periods ending May 31, 2014 and 2013, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is a party to three lawsuits which, in the opinion of management, upon consideration of corporate council advice, it believes it is reasonably likely to not have a adverse effect on the financial condition, results of operation or cash flow of the Company in the future.

7.	Income Taxes:

The Company recorded no income tax provision or benefit for the years ended May 31, 2014 and 2013, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 34% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $2.7 million of net operating loss carry forwards that expire at various dates through 2034. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of May 31, 2014 and 2013, the Company had approximately $704,000 and $2,132,000, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2014 and 2013, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The valuation allowance increased approximately $265,000 during the year ended May 31, 2014 and decreased approximately $753,000 during the year ended May 31, 2013, respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

Description	2014	2013
Federal Statutory Rate	35%	35%
State Statutory Rate	9%	6%
Change in Rate / Other	8%	(2%)
Permanent Tax Differences	(1%)	(12%)
Calculated Rate	51%	27%
Actual Calculated Rate	(51%)	(27%)
Difference	0%	0%

8.	Short-term Debt:

The Company obtained $440,000 in short term debt from various individuals, secured by 50,000 shares of common stock of NVFY and 40,000 shares of DHRM. The lender will receive an incentive of 25% appreciation of the stock value for NVFY and DHRM at the maturity of the short-term notes, 15 months after inception. The short-term notes were issued on January 15, 2014 and February 25, 2014. The 25% appreciation is based on stock prices of $6.81 and $9.92 for NVFY and DHRM, respectively. The calculation of the embedded derivative is as follows: (i) the lender will receive 25% of the appreciation of the stock value of NVFY and DHRM from the date of inception for the short-term notes, January 15, 2014 and February 25, 2014, respectively. The closing stock price at the termination of the short-term debt, 15 months after inception, must be 25% greater than $6.81 and $9.92 for NVFY and DHRM, respectively. To calculate this the Company took (ii) projected future stock prices based on trend analysis of the average stock price of NVFY and DHRM since inception or over four years, respectively; and (iii) discount rate determined based on the observed weighted average cost capital of a group of publicly traded comparable companies using a discounted cash flow model. The model is most sensitive to the future price of the stock and repayment date of the short-term debt.

There were no changes to the valuation techniques for the year ended May 31, 2014.

The following table presents information about significant unobservable inputs to the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2014:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs Range
Embedded derivative	$0	Discounted cash flow model	Repayment Discount rate	Stock closing price at January 1, 2014 and February 25, 2014, respectively through maturity 25%

Future decreases in the credit adjusted discount rate will result in an increase in the fair value of the embedded derivative.

Changes to the estimates of timing of repayment of the short-term debt further out into future periods would cause a decrease in the value of the embedded derivative.

Management has determined through the trend analysis that the embedded derivative liability related to NVFY is zero. In order for the lenders to receive the incentive on the NVFY stock, the price at the short-term note maturity needs to be $8.51. Since the inception of the short-term notes the average stock price is approximately $5.34. The change in fair value of the embedded derivative from the date of closing to May 31, 2014 resulted in a cumulative change in fair value of approximately ($1,500). The fair value of the embedded derivative as of May 31, 2014 was approximately ($4,500). The price per share of NOVA as of May 31, 2014 was $4.01.

Management has determined through the trend analysis that the embedded derivative liability related to DHRM is zero. In order for the lenders to receive the incentive on the DHRM stock, price at the short-term note maturity needs to be $12.03. Since the inception of the short-term notes the average stock price is approximately $6.31. The change in fair value of the embedded derivative from the date of closing to May 31, 2014 resulted in a cumulative change in fair value of approximately ($6,000). The fair value of the embedded derivative as of May 31, 2014 was approximately ($13,000). The price per share of DHRM as of May 31, 2014 was $5.80.

Consequently, as a result of the trend analysis the Company has booked no additional liabilities related to this derivative as at this time it is believed that no additional liability over the stated loan amount exists.

There was no change to the valuation techniques of the embedded derivative for the year ended May 31, 2014.

9.	Subsequent event:

Subsequent to year end, Medicine Man Technologies, a company that Chineseinvestor.com., Inc. has a 29% ownership interest in developed from being pre-revenue to generating revenue of approximately $250,000 in the period from June 1, 2014 to August 31, 2014.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: September 15, 2014	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: September 15, 2014	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

18