Form 10-Q
period 2014-08-31
Chineseinvestors.com, Inc.
filed 2014-10-20
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

As of October 20, 2014, there were outstanding 7,249,305 shares of the issuer’s common stock, par value $0.001 per share and 1,285,000 shares of the issuer’s preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended August 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chineseinvestors.com, Inc.

BALANCE SHEETS

	(Expressed in U.S. Dollars)
	(Unaudited) August 31,	(Audited) May 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$152,317	$429,199
Accounts receivable, net	4,297	17,422
Note receivable - affiliate	–	17,648
Investments, available for sale	2,817,194	2,331,139
Prepaid taxes	64,044	58,963
Other current assets	27,839	26,404
Total current assets	3,065,691	2,880,775

Property & equipment, net	20,216	22,960
Website development, net	105,198	94,278
Total assets	3,191,105	2,998,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	52,574	53,986
Accounts payable-due in stock	99,702	99,702
Accrued interest	19,310	11,068
Other liabilities	77,138	78,545
Deferred revenue	308,155	342,742
Unearned revenue paid in cash	40,656	120,208
Unearned revenue paid in stock	686,264	545,491
Short-term debt	440,000	440,000
Total current liabilities	1,723,799	1,691,742

Long-term deferred revenue	69,311	80,777
Total liabilities	1,793,110	1,772,519

Commitments

Stockholders’ equity
Preferred stock par value $0.001, 20,000,000 shares authorized and 1,275,000 (2014) and 2,033,775 (2013) shares issued and outstanding	1,285	1,285
Common stock par value $0.001, 80,000,000 shares and 7,249,305 (2014) and 5,969,585 (2013) share issued and outstanding	7,250	7,200
Additional paid-in capital	10,612,450	10,587,500
Foreign currency gain	1,350	1,350
Unrealized gain/(loss) on trading securities	(29,474)	(291,984)
Retained deficit	(9,194,866)	(9,079,857)
Total stockholders’ equity	1,397,995	1,225,494
Total liabilities and stockholders’ equity	3,191,105	2,998,013

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF COMPREHENSIVE INCOME AND (LOSS)

(UNAUDITED)

(Expressed in U.S. Dollars)

Quarter ended August 31,

	Three months ended August 31,
	2014	2013
Operating revenues	$	$
Investor relations revenue	480,372	346,814
Subscription revenue	163,357	172,352
Other revenue	1,058	5,876
Total revenue	644,787	525,011

Cost of services sold	221,826	172,176

Gross Profit	422,961	352,835

General & administrative expenses	380,585	287,467
Advertising expenses	59,125	33,544

Net profit/(loss) from operations for the quarter	(16,749)	31,824

Other expenses
Interest (expense)	(6,452)	(30,057)
Realized gain/(loss)	(91,808)	–

Net income/(loss) available to common shareholders	(115,009)	1,767

Earnings per share attributable to common shareholders:
Basic	(0.02)	(0.00)
Diluted	(0.01)	(0.00

Weighted average shares outstanding
Basic	7,249,305	5,969,585
Diluted	9,197,415	10,629,205

Net income/(loss)	(115,009)	1,767

Other comprehensive gain/(loss)
Unrealized (loss) on marketable equity securities	262,510	(7,609)

Comprehensive profit/(loss) for the period	147,501	(5,842)

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Expressed in U.S. Dollars)

	Three months ended August 31,
	2014	2013

OPERATING ACTIVITIES
Net gain/(loss) for the three month period	$(115,009)	$1,767
Adjustment to reconcile net (loss) to net cash used in operating activities:
Non-cash revenues held as available for sale securities	(284,250)	(205,061)
Stock based compensation	25,000
Depreciation & amortization	5,774	6,422

Changes in operating activities and liabilities
Other current assets	11,132	(1,472)
Accounts receivable	13,125	(4,377)
Accounts payable	(3,742)	4,294
Unearned revenues	(47,384)	(91,413)
Deferred interest	6,452	(29,157)
Other accrued liabilities	4,044	(15,778)
Net cash (used in) operating activities	(384,858)	(334,775)

INVESTING ACTIVITIES
Purchase of equipment	(13,950)	(2,894)
Proceeds from sales of marketable securities	121,926	–
Net cash raised (used in) investing activities	107,976	(2,894)

FINANCING ACTIVITIES
Cash raised by issuance of debt	–	340,000

Increase (decrease) in cash and cash equivalents	(276,882)	2,331
Cash and cash equivalents, beginning of period	429,199	211,442
Cash and cash equivalents, end of quarter	152,317	213,773

Supplemental disclosure of cash flow information
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	11,138	14,126

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

1.     Liquidity and Capital Resources:

Cash Flows – During the three months ending August 31, 2014, the Company primarily utilized cash and cash equivalents and proceeds from the sale of its available for sale securities to fund its operations.

Cash flows used in operations for the three months ending August 31, 2014 and 2013 were ($384,858) and ($334,775), respectively, which was a decrease from prior years. The decrease of cash used in operations was generated by the net income offset by increased general and administrative costs.

Capital Resources – As of August 31, 2014, the Company had cash and cash equivalents of $152,317 as compared to cash and cash equivalents of $429,199 as of May 31, 2014.

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

Investment in Affiliate –The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The stock received had a value of zero and the affiliate generated a loss through August 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. If the affiliate subsequently reports net income, the Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At August 31, 2014 and May 31, 2014 there were deposit balances in a United States bank of $134,141 and $427,190 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At August 31, 2014 and May 31, 2014 there were deposits of $18,176 and $1,442, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of May 31, 2014 and May 31, 2014, the Company had accounts receivable of $17,442 and $4,297, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of August 31, 2014 and May 31, 2014, the Company determined that an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W.  The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W.  Management expects to receive a full refund of the entire $64,044 as of August 31, 2014 ($58,963 as of May 31, 2014) withheld.

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

Upon receipt, these shares were recorded as an asset on the Companies financials as "Investments, available for sale". The Company will also record a corresponding contra-asset account titled "Unearned Revenue investor relations work".

Other Current Assets – Other current assets is comprised of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $27,839 and $26,404 for the three months ended August 31, 2014 and May 31, 2014, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $5,774 and $6,422 for the three months ended August 31, 2014 and 2014, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of August 31, 2014 and May 31, 2014.

Accounts payable – due in stock – In the current year the Company agreed to pay one of its sales consultants a percentage of the total value received as compensation for IR work, including the value of stock. The balance at August and May 31, 2014 of $99,702 is the total due which will be payable upon the stock being sold.

Accrued interest – The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $19,310 and 11,068 for the period ending August 31, 2014 and May 31, 2014.

Other Liabilities – Other liabilities are comprised of the following:

	August 31,	May 31,
	2014	2014
Commissions payable	$71,432	$71,432
Accrued vacations	3,992	4,532
Other Accruals	1,714	2,581
	$77,138	$78,545

Unearned revenue, revenue paid in cash – The Company received cash, in advance as payment for investor relations work that the Company will be providing through March 2015. The amount unearned was $40,656 at August 31, 2014 as compared to $120,208 at May 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Unearned revenue, revenue paid in stock – During fiscal year 2014, the Company received 16,373,909, shares of stock and warrants as payment for investor relations work that the Company will be providing through March 2015. The stock that had not been earned was valued at $686,264 at August 31, 2014 as compared to $545,491 at May 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	August 31, 2014		May 31, 2014
	Level 1	Level 2	Level 1	Level 2
Cash	152,317	–	429,199	–
Investments	2,749,694	67,500	2,263,639	67,500
Total Financial Instruments	2,902,011	67,500	2,692,838	67,500

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $59,125 and $33,544 in the three months ended August 31, 2014 and August 31, 2013, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. The company recognized $25,000 in expenses for stock based compensation to employees through direct stock grants of 50,000 shares in the quarter ended August 31, 2014.

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2013	389,039	0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2014	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at August 31, 2014	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of August 31, 2014:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$9,337
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$66,136
Weighted average contractual remaining term – options exercisable	.59 years

As of August 31, 2014, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3.    Stockholders’ Equity:

As of August 31, 2014 and May 31, 2014, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

During August 2014, the Company granted 50,000 shares of common stock for compensation. At the time the shares were issued, the stock was valued at $0.50. The compensation and consulting expense was recorded as general and administrative expenses for the year ended August 31, 2014.

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

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31,	May 31,
	2014	2014
Furniture & fixtures	$72,530	$72,530
Leasehold improvements	23,417	23,417
	95,947	95,947
Less accumulated depreciation	(75,732)	(72,987)
	$20,216	$22,960

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the three months ending August 31, 2014 and 2013 was $2,746 and $3,858, respectively.

5.     Intangible Assets:

Intangible assets are comprised of the following:

	August 31,	May 31,
	2014	2014
Website development costs	$185,868	$171,918
Less: accumulated amortization	(80,670)	(77,640)
	$105,198	$94,278

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the twelve months ended May 31, 2014 and 2013 was $3,028 and $2,564 respectively.

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

2015 fiscal year	$43,597
2016 fiscal year	62,940
2017 fiscal year	20,980

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

7.     Short-term Debt:

During 2014, the Company obtained short term debt of $440,000 from various individuals, secured by 100,000 shares of the Company owned stock in Nova Lifestyles, Inc. These notes were repaid during the quarter ending February 28. The Company then obtained an additional $440,000 in short term debt from various individuals, secured by 50,000 shares of common stock of NVFY and 40,000 shares of DHRM. The lender will receive an incentive of 25% appreciation of the stock value for NVFY and DHRM at the maturity of the short-term notes, 15 months after inception. The short-term notes were issued on January 15, 2014 and February 25, 2014. The 25% appreciation is based on stock prices of $6.81 and $9.92 for NVFY and DHRM, respectively. The calculation of the embedded derivative is as follows: (i) the lender will receive 25% of the appreciation of the stock value of NVFY and DHRM at the date of inception for the short-term notes, January 15, 2014 and February 25, 2014, respectively. The closing stock price at the termination of the short-term debt, 15 months after inception, must be 25% greater than $6.81 and $9.92 for NVFY and DHRM, respectively; (ii) projected future stock prices based on trend analysis of the average stock price of NVFY and DHRM since inception or over four years, respectively; and (iii) discount rate determined based on the observed weighted average cost capital of a group of publicly traded comparable companies using a discounted cash flow model. The model is most sensitive to the future price of the stock and repayment date of the short-term debt.

Management determined the incentive is an embedded derivative, which is valued using a discounted cash flow model with the major inputs of: (i) a 25% discount rate, (ii) projected future stock prices based on trend analysis of the average stock price of NVFY and DHRM since inception or over four years respectively; (iii) measurement date with the receipt of payment, and (iv) and management’s forecast for the debt repayment. During the year ended August 31, 2014, the Company estimated the value of the embedded derivative was insignificant at issuance. The fair value of the embedded derivative fluctuates with changes in NOVA’s and DHRM’s average stock price.

Management has determined through the trend analysis that the embedded derivative liability related to NVFY is zero. In order for the lenders to receive the incentive on the NVFY stock, the price at close needs to be $8.51. Since the inception of the short-term notes, the average stock price is approximately $5.34. The change in fair value of the embedded derivative from the date of closing to August 31, 2014 resulted in a cumulative change in fair value of approximately ($1,500). The fair value of the embedded derivative as of August 31, 2014 was approximately ($4,500).

Management has determined through the trend analysis that the embedded derivative liability related to DHRM is zero. In order for the lenders to receive the incentive on the DHRM stock, price at close needs to be $12.03. Since the inception of the short-term notes the average stock price is approximately $6.31. The change in fair value of the embedded derivative from the date of closing to August 31, 2014 resulted in a cumulative change in fair value of approximately ($6,000). The fair value of the embedded derivative as of August 31, 2014 was approximately ($13,000).

Management has determined through the trend analysis that the embedded derivative liability related to NVFY is zero. In order for the lenders to receive the incentive on the NVFY stock, the price at the short-term note maturity needs to be $8.51. Since the inception of the short-term notes the average stock price is approximately $5.29. The change in fair value of the embedded derivative from the date of closing to August 31, 2014 resulted in a cumulative change in fair value of approximately ($1,100). The fair value of the embedded derivative as of August 31, 2014 was approximately ($2,800). The price per share of NOVA as of August 31, 2014 was $4.36.

The Company has evaluated the current stock value of DHRM and NVFY and determined that the trend resulting in a negative value of the embedded derivative has continued as the price per share of both companies has continued to decline.  If this trend reverses the Company will reevaluate the need to book additional liability.

Management has determined through the trend analysis that the embedded derivative liability related to DHRM is zero. In order for the lenders to receive the incentive on the DHRM stock, price at the short-term note maturity needs to be $6.04. Since the inception of the short-term notes the average stock price is approximately $12.00. The change in fair value of the embedded derivative from the date of closing to August 31, 2014 resulted in a cumulative change in fair value of approximately ($3,500). The fair value of the embedded derivative as of August 31, 2014 was approximately ($7,500). The price per share of DHRM as of August 31, 2014 was $6.01.

Consequently, as a result of the trend analysis the Company has booked no additional liabilities related to this derivative as at this time it is believed that no additional liability over the stated loan amount exists.

There was no change to the valuation techniques of the embedded derivative for the year ended August 31, 2014.

9.     Subsequent event:

Subsequent to year end there have been no material events.

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

Our clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges. As of October 20, 2014 the Company has thirteen (13) active Service Provider Agreements represented on various public exchanges including three (4) NASDAQ Companies, one (1) NYSE Company, seven (6) OTCQB Companies, and two (2) OTCPK Companies.

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

Three months ended August 31, 2014 compared to three months ended August 31, 2013.

Quarterly Revenues

Subscription Revenue: There was a small decrease in subscription revenues from $172,352 in the three months ended August 31, 2013 to $163,357 in the three months ended August 31, 2014. Please note that the values of these subscriptions are recognized over the period that the subscription is active and the services are delivered.

Business Services Revenue: The Company experienced extraordinary growth this emerging revenue generation category in the quarter ending August 31, 2014, and it continued to grow into the quarter ending August 31, 2014, from $346,814 to $480,372.

Other Revenue:  The slight variance in other revenue earned in the quarter ended August 31, 2013 of $5,845 to $1,058 in the quarter ended August 31, 2014, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold:  The cost of services sold increased from $172,176 to $221,826 from the quarter ending August 31, 2013 to the quarter ending August 31, 2014 as the company experienced increase primarily in staffing expense associated with expanding its operations in the People’s Republic of China. This category of expenses consists of the cost of the PRC operations. Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to improve.

Gross profit margin: The Company’s gross profit margin remained mostly even from 67% ($352,835 on $525,011 of revenue) in the quarter ending August 31, 2013 to 66% ($422,961 on $644,787 of revenue) in the quarter ending August 31, 2014. The company’s revenue mix has remained steady, and as long as that continue gross profit margins should also be fairly steady.

General & Administrative Expenses: The Company’s general and administrative expenses increased from $287,467 (while the % of total expenses of 58% did not change between the two periods) to $380,585.  The increase in this expense category of $168,349 was primarily related to additional staff and higher travel expenses for the company’s operational personal.

Other Comprehensive Loss:  In the 2014 fiscal year the company began to maintain available for sale securities. In the current quarter the balance in unrecognized loss on securities changed from $291,984 at May 31, 2014 to $29,474 at August 31, 2014. This gain of $262,510 is reflected in other comprehensive income on the Company’s income statement.

Equity and debt

In the year ended May 31, 2014 the Company had secured $440,000 in financing based upon the value of certain marketable securities having a maturity date in late January of 2015. In the quarter ended August 31, 2014 the Company issued 50,000 shares of common stock to an employee as compensation. No additional equity or debt transactions were completed in the quarter ended August 31, 2014.

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

* To be filed by amendment

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: October 20, 2014	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: October 20, 2014	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

