Form 10-Q/A
period 2014-08-31
Chineseinvestors.com, Inc.
filed 2014-10-21
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

1

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 15, 2014.

2

PART II - OTHER INFORMATION

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

ChineseInvestors.com, Inc.
(Registrant)

Date: October 21, 2014	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: October 21, 2014	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

4