Form 10-Q
period 2014-11-30
Chineseinvestors.com, Inc.
filed 2015-01-14
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

ChineseInvestors.COM, Inc.

Form 10-Q for the Quarter Ended November 30, 2014

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART 2 - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	November 30,	May 31,
	2014	2014

Assets
Current assets
Cash and cash equivalents	$245,047	$429,199
Accounts receivable, net	9,969	17,422
Note receivable - affiliate	–	17,648
Investments, available for sale	1,321,008	2,331,139
Prepaid taxes	64,044	58,963
Other current assets	24,767	26,404
Total current assets	1,664,835	2,880,775

Non-current assets
Property and equipment, net	15,832	22,960
Website development, net	106,983	94,278
Total non-current assets	122,815	117,238

Total assets	$1,787,650	$2,998,013

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$60,183	$53,986
Accounts payable - due in stock	99,702	99,702
Accrued liabilities	44,946	78,545
Accrued interest	27,462	11,068
Deferred revenue	265,252	342,742
Unearned revenue paid in cash	79,483	120,208
Unearned revenue paid in stock	817,496	545,491
Short-term debt	440,000	440,000
Total current liabilities	1,834,524	1,691,742

Non-current liabilities
Long-term deferred revenue	68,167	80,777
Total liabilities	1,902,691	1,772,519

Commitments and contingencies

Shareholders’ equity
Preferred stock $0.001 par value 20,000,000 authorized at November 30, 2014 and May 31, 2013, 1,275,000 and 2,033,775 were issued and outstanding at November 30, 2014 and May 31, 2014, respectively	1,285	1,285
Common stock $0.001 par value 80,000,000 authorized and 7,249,305 and 5,969,585 were issued and outstanding November 30, 2014 and May 31, 2014, respectively	7,250	7,200
Additional paid-in capital	10,612,450	10,587,500
Foreign currency gain	1,350	1,350
Unrealized loss on investments available for sale	(1,463,755)	(291,984)
Accumulated deficit	(9,273,621)	(9,079,857)
Total Shareholders' deficit	(115,041)	1,225,494

Total liabilities and stockholders’ equity	$1,787,650	$2,998,013

See accompanying notes

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Six Months Ended November 30, 2014 and 2013

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

Operating revenues
Investor relations	$339,840	$644,680	$820,212	$991,494
Subscription	178,251	172,073	341,608	344,425
Other	1,315	3,224	2,373	9,069
Total revenue	519,406	819,977	1,164,193	1,344,988

Cost of services	205,806	217,023	427,632	389,199

Gross profit	313,600	602,954	736,561	955,789

Operating expenses
General and administrative	334,116	269,719	714,701	555,494
Advertising	79,351	57,196	138,476	90,740
Total operating expenses	413,467	326,915	853,177	646,234

Net profit/(loss) from operations	(99,867)	276,039	(116,616)	309,555

Other income/(expense)
Interest expense	(8,153)	(43,153)	(14,605)	(74,902)
Realized (loss)/gain on available for sale securities	29,265	–	(62,542)	–

Net income/(loss) available to common shareholders	$(78,755)	232,886	(193,763)	234,653
Earnings per share:
Basic profit/(loss) per share	$(0.01)	$0.03	$(0.02)	$0.03
Weighted average number of shares outstanding – basic and diluted	7,240,835	5,969,585	7,249,305	5,969,585

Net income/(loss)	$(78,755)	$232,886	$(193,763)	$234,653

Other comprehensive (loss)
Net unrealized (loss) on available for sale securities	(1,029,364)	(56,989)	(1,171,771)	(64,598)

Comprehensive income/(loss) for the period	$(1,108,119)	$175,897	$(1,365,534)	$170,055

Weighted average number of shares outstanding – basic and diluted	7,240,120	5,969,585	7,249,305	5,969,585

Earnings/(loss) per share - basic	$(0.15)	$0.03	$(0.19)	$0.03

CHINESEINVESTORS.COM, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended November 30, 2014 and 2013 (Unaudited)

Expressed in U.S. Dollars

	2014	2013
Cash flows from operating activities
Net loss	$(193,763)	$234,653
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue held as available for sale securities	(393,385)	(735,635)
Depreciation and amortization	13,322	12,844
Stock based compensation	25,000	–
Net realized loss on available for sale securities	62,542	–
Non-cash expenses paid with available for sale securities	14,983
Changes in operating assets and liabilities
Accounts receivable	7,453	(13,474)
Prepaid taxes	(5,081)	–
Other current assets	1,637	(16,061)
Accounts payable	(17,443)	5,750
Accrued liabilities	(33,599)	16,606
Accrued interest	16,394	–
Deferred revenue	(66,460)	–
Unearned revenue paid in cash	(40,725)	(73,482)
Deferred interest	–	14,788
Net cash used in operating activities	(609,124)	(554,011)

Cash flows from investing activities
Purchase of equipment	(18,901)	(5,788)
Proceeds from note receivable - affiliate	17,648	–
Proceeds from the sale of marketable equity securities	426,225	–
Net cash used in investing activities	424,972	(5,788)

Cash flows from financing activities
Proceeds from short-term debt	–	460,000
Net cash provided by financing activities	–	460,000

Net decrease in cash and cash equivalents	(184,152)	(99,799)
Cash and cash equivalents - beginning of period	429,199	211,442
Cash and cash equivalents - end of period	$245,047	$111,643

Supplemental cash flow disclosures
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	21,904	32,568
Non-cash financing and investing activities
Unrealized loss in marketable equity securities	(1,171,771)	(64,598)
Unearned revenue paid in stock	665,390	379,959

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Organization and Nature of Operations:

Business Description – Chineseinvestors.com, Inc. (the “Company”) was incorporated on June 15, 1999 in the State of California. The Company is a provider of Chinese language web-based real-time financial information. The Company’s operations had been located in California until September 2002 at which time the operations were relocated to Shanghai, in the People’s Republic of China (PRC).

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

1. Liquidity and Capital Resources:

Cash Flows – During the six months ending November 30, 2014, the Company primarily utilized cash and cash equivalents and proceeds from the sale of its available for sale securities to fund its operations.

Cash flows used in operations for the six months ending November 30, 2014 and 2013 were ($609,124) and ($554,011), respectively, which was an increase from prior years. The increase of cash used in operations was from the net loss generated from increased operating costs, and a reduced gross profit.

Capital Resources – As of November 30, 2014, the Company had cash and cash equivalents of $245,047 as compared to cash and cash equivalents of $429,199 as of May 31, 2014.

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

Investment in Affiliate –The Company started an invested of managements time in an affiliate in April 2014, implementing the equity method of accounting. The stock received had a value of zero and the affiliate generated a loss through November 30, 2014. Chineseinvestors.com, Inc. has no further commitment to fund losses, therefore management has deemed it proper to continue to apply the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 the period ended November 30, 2014. If the affiliate subsequently reports net income, the Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. The Company is continuing to monitor the ownership structure of the entity to determine the equity method continues to be the proper methodology of recognizing this investment.

Foreign Currency – The Company has operations in the People’s Republic of China (“PRC”), however the functional and reporting currency is in U.S. dollars. To come to this conclusion the Company considered the direction of ASC section 830-10-55.

Selling Price and Market – As a representative office is located in the PRC, the Company is not allowed to sell directly to PRC based customers. Over 90% of its customers are in the United States and 100% of all sales are paid in U.S. dollars. This indicates the functional currency is U.S. dollars.

Financing – The Company’s financing has been generated exclusively in U.S. dollars from the United States. This indicates the functional currency is U.S. dollars.

Expenses – The majority of expense are paid in U.S. dollars. The expenses generated in PRC are paid by a monthly or weekly cash transfer from the U.S. when the expenses are due, resulting in very little foreign currency exposure. This indicates the functional currency is U.S. dollars.

Numerous Intercompany Transactions – The Company has multiple transactions each month between the U.S. and Chinese representative office. This indicates the functional currency is U.S. dollars.

Due to the functional and reporting currency both being in U.S. dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

Revenue recognition – Revenue was derived from six different sources:

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2014 and May 31, 2014 there were deposit balances in a United States bank of $231,795 and $427,190 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At November 30, 2014 and May 31, 2014 there were deposits of $13,252 and $1,442, respectively, in The Bank of China. In addition, the Company maintains immaterial petty cash balances at its corporate offices of $567 at November 30, 2014.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of November 30, 2014 and May 31, 2014, the Company had accounts receivable of $9,969 and $17,422, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of November 30, 2014 and May 31, 2014, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W. Management expects to receive a full refund of the entire $64,044 as of November 30, 2014 ($58,963 as of May 31, 2014) withheld.

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

The Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the quoted price of an otherwise identical unrestricted security of the same issuer, adjusted for the effect of the restriction, in accordance with the provisions of topic 820-10-15-5, which states that an equity security has a readily determinable fair value if it meets the condition of having a “sales prices or bid-and-asked quotations which are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotation systems or by the OTC Markets Group Ins.  Restricted stock meets that definition if the restriction terminates within one year.” These shares were classified as available for sale securities in accordance with ASC 948-310-40-1 as the Company’s intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, equity securities that have readily determinable fair values that are classified as available-for-sale shall be measured subsequently at fair value in the statement of financial position.  Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized."

As these shares will be earned over the term of the contracts, the Company will defer the recognition of the earnings of the revenue over the period the services are performed. The value recorded will be determined by multiplying the average of the closing price on the last day of the month for the period being reported based on closing market price per share.

Upon receipt, these shares were recorded as an asset on the Company’s financials as "Investments, available for sale". The Company will also record a corresponding contra-asset account titled “Unearned revenue investor relations work”.

Other Current Assets – Other current assets is comprised of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $24,767 and $26,404 at November 30, 2014 and May 31, 2014, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $13,322 and $12,844 for the six months ended November 30, 2014 and 2014, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of November 30, 2014 and May 31, 2014.

Accounts payable – due in stock – In the current year the Company agreed to pay one of its sales consultants a percentage of the total value received as compensation for IR work, including the value of stock. The balance at November 30 and May 31, 2014 of $99,702 is the total due which will be payable upon the stock being sold.

Accrued interest – The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $27,462 and $11,068 for the period ending November 30, 2014 and May 31, 2014.

Other Liabilities – Other liabilities are comprised of the following:

	November 30,	May 31,
	2014	2014
Commissions payable	$38,680	$71,432
Accrued vacations	3,992	4,532
Other Accruals	2,274	2,581
	$44,946	$78,545

Unearned revenue, revenue paid in cash – The Company received cash, in advance as payment for investor relations work that the Company will be providing through March 2015. The amount unearned was $79,483 at November 30, 2014 as compared to $120,208 at May 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Unearned revenue, revenue paid in stock – For the six months ended of fiscal year 2015 and during fiscal year 2014, the Company received 187,000 and 23,322,245 shares of stock and warrants, respectively, as payment for investor relations work that the Company will be providing through June 2015. The stock that had not been earned was valued at $817,496 at November 30, 2014 as compared to $545,491 at May 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	November 30, 2014		May 31, 2014
	Level 1	Level 2	Level 1	Level 2
Cash	245,047	–	429,199	–
Investments	1,253,508	67,500	2,263,639	67,500
Total Financial Instruments	1,498,555	67,500	2,692,838	67,500

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $138,476 and $90,740 in the six months ended November 30, 2014 and 2013, respectively.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2013	389,039	0.48
Granted	–
Exercised	–
Forfeited or expired	–	–
Balance at May 31, 2014	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at November 30, 2014	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of November 31, 2014:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$9,337
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$66,136
Weighted average contractual remaining term – options exercisable	.30 years

As of November 31, 2014, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3. Stockholders’ Equity:

As of November 31, 2014 and May 31, 2014, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

During August 2014, the Company granted 50,000 shares of common stock for compensation. At the time the shares were issued, the stock was valued at $0.50. The compensation and consulting expense was recorded as general and administrative expenses.

In October 2011, the Company executed the final documents with a private capital source, describing the provision of a financing facility to the Company, having a face value of $1.5 million; to be made available in $500,000 tranches, in exchange for purchasing the Company's stock under a proposed S-1 registration statement at 85% of the lowest daily volume average share price over a five (5) trading day period once the Company calls for the funding. The agreement would remain in force for 24 months from the date of contemplated execution. This registration statement was cleared by the SEC in June of 2012.

When the final facility was approved and executed, the Company paid a document preparation fee to the funding source of $10,000 and paid them 50,000 restricted shares of the Company's stock, in consideration of the facility's creation and funds availability. On November 4, 2011, when the shares were issued, the most recent shares sold at the market rate of $0.96, resulting in a non-cash expense of $48,000. These shares are restricted, in that they cannot be sold for nine months. In addition, if the Company does not use the capital raise or the funding source is unable to generate the agreed upon capital, the shares are to be returned to the Company. However, in consideration of the accounting principal of “more likely than not,” as explained in accounting standards codification 350-25-35-30 and 740-10-25-6, the Company recognized the expenses in general and administrative expense.

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

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30,	May 31,
	2014	2014
Furniture & fixtures	$72,530	$72,530
Leasehold improvements	23,417	23,417
	95,947	95,947
Less accumulated depreciation	(80,115)	(72,987)
	$15,832	$22,960

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the six months ending August 31, 2014 and 2013 was $7,129 and $8,554, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	November 30,	May 31,
	2014	2014
Website development costs	$190,818	$171,918
Less: accumulated amortization	(83,835)	(77,640)
	$106,983	$94,278

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2014 and 2013 was $6,195 and $4,290 respectively.

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

2015 fiscal year	$43,597
2016 fiscal year	$62,940
2017 fiscal year	$20,980

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

7. Short-term Debt:

During 2014, the Company obtained short term debt of $440,000 from various individuals, secured by 100,000 shares of the Company owned stock in Nova Lifestyles, Inc. These notes were repaid during the quarter ending February 28, 2014. The Company then obtained an additional $440,000 in short term debt from various individuals, secured by 50,000 shares of common stock of NVFY and 40,000 shares of DHRM. The lender will receive an incentive of 25% appreciation of the stock value for NVFY and DHRM at the maturity of the short-term notes, 15 months after inception. The short-term notes were issued on January 15, 2014 and February 25, 2014. The 25% appreciation is based on stock prices of $6.81 and $9.92 for NVFY and DHRM, respectively. The calculation of the embedded derivative is as follows:

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

Embedded derivative - The Company obtained $440,000 in short term debt from various individuals, secured by 50,000 shares of common stock of NVFY and 40,000 shares of DHRM. The lender will receive an incentive of 25% appreciation of the stock value for NVFY and DHRM at the maturity of the short-term notes, 15 months after inception. The short-term notes were issued on January 15, 2014 and February 25, 2014. The 25% appreciation is based on stock prices of $6.81 and $9.92 for NVFY and DHRM, respectively. The calculation of the embedded derivative is as follows: (i) the lender will receive 25% of the appreciation of the stock value of NVFY and DHRM from the date of inception for the short-term notes, January 15, 2014 and February 25, 2014, respectively. The closing stock price at the termination of the short-term debt, 15 months after inception, must be 25% greater than $6.81 and $9.92 for NVFY and DHRM, respectively. To calculate this the Company took (ii) projected future stock prices based on trend analysis of the average stock price of NVFY and DHRM since inception or over four years, respectively; and (iii) discount rate determined based on the observed weighted average cost capital of a group of publicly traded comparable companies using a discounted cash flow model. The model is most sensitive to the future price of the stock and repayment date of the short-term debt. (this seems to be repeated again?)

There were no changes to the valuation techniques for the quarter ended November 30, 2014.

The following table presents information about significant unobservable inputs to the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2014:

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

Management has determined through the trend analysis that the embedded derivative liability related to NVFY and DHRM is zero. In order for the lenders to receive the incentive on the notes, the price at the short-term note maturity needs to be significantly higher than the prices have been at any time during the past six month period.

Consequently, as a result of the trend analysis the Company has booked no additional liabilities related to this derivative as at this time it is believed that no additional liability over the stated loan amount exists.

There was no change to the valuation techniques of the embedded derivative for the period ended November 30, 2014.

8. Subsequent event:

Subsequent to the period ended November 30, 2014, the company opened a financing event through a private placement of the company’s preferred stock exempt from public filings under regulation 506(b). As of January 14, 2015, the company has issued 605,000 shares of class B preferred stock raising $605,000, which will earn a dividend, based upon the purchase value of $.06 on each share issued. Each share is convertible into 2.5 shares of common stock six months after issuance. The preferred stock is being offered directly by the company to individual prior investors other parties that the Company has a previous relationship.

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

During the 2nd quarter of fiscal year 2015 the company continued to develop its investor relations business. These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges. As of the date of this filing the Company has ten (10) active Service Provider Agreements represented on various public exchanges.

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

Medicine man technologies investment impact recap

As stated in our prior filings, the Company has invested substantial time and resources in assisting with the founding of Medicine Man Technologies, Inc., a Nevada C Corporation that is being positioned to become a leader in the cannabis industry consulting space; specifically related to general business operations and cultivation technologies as garnered over the past two years from Medicine Man Production Corporation, a Colorado S Corporation.

In exchange for our expertise and assistance, the Company was granted 2.8 million shares of common stock which we believe will have a significant future value. Bearing this fact out, Medicine Man Technologies recently filed a Regulation D Rule 506 (b) offering whose purpose was to raise the funds needed to take Medicine Man Technologies public via either an S1 or Form 10 filing process with the SEC/FINRA; that initial filing expected during the 1st quarter of fiscal year 2015.  Funds were raised at $1 per share providing sufficient capital to cover the expected costs of pursuing a public company status to become a fully reporting member (QB status with PCAOB audited financials) of the OTC Marketplace. The Company (CIIX) expects this investment to be adequately reflected in upcoming financial statements as the public company initiative unfolds with would potentially generate substantial income for the Company (CIIX) in fiscal year 2015, more that offsetting the modest 'shrink' in revenue generation this past quarter (2nd Q, FY 2015).

More importantly, Medicine Man Technologies has already secured several clients in multiple states for licensure of its experienced based technology and is expected to report strong profitability in its initial six months of operations (July to December, 2014).

New venture investment impact recap

It should be noted that the Company has also been engaged for another new initiative in the cannabis business space not unlike its recent effort as associated with Medicine Man Technologies and intends to seek other similar opportunities in the future that will assist it to better monetize its substantial investment in creating as well as growing its subscriber base and providing highly specialized investor relation services to other public companies in the cannabis industry space.

Three months ended November 30, 2014 compared to three months ended November 30, 2013.

Quarterly Revenues

Subscription Revenue: There was an increase in subscription revenues from $172,352 in the three months ended November 30, 2013 to $178,251 in the three months ended November 30, 2014. This slight increase was within a range of normal variance. The values of these subscriptions are recognized over the period that the subscription is active and the services are delivered. There are accruals for the values of subscriber services not as yet delivered in the current period as noted in our balance sheet statement.

Investor Relations Revenue: In the six months ending November 30, 2013, the Company experienced extraordinary growth in what was then an emerging revenue category, during which time the company had earnings of $644,680. In the current similar period there has been a decline in this category as this revenue component matures and the company focusses on new initiatives resulting in the three months ended November 30, 2014 generating $339,840 in the three months ended November 30, 2014. Revenues in this category were comprised of $261,900 in stock (restricted) value and $77,940 in cash payments.

Other Revenue:  The slight variance in other revenue earned in the quarter ended November 30, 2014 of $1,315 to $3,224 in the quarter ended November 30, 2013, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold:  The cost of services sold decreased from $217,023 to $205,806 in the three months of operations related to the quarter ended November 30, 2014 in comparison to the same quarter in 2013.

General & Administrative Expenses: The Company’s general and administrative expenses increased from $269,719 in the three month period ended November 30, 2013 to $334,116 in the three month period ended November 30, 2014. This increase was driven primarily by the additional expenses related developing relationships and business opportunities within the cannabis industry.

Advertising Expenses: These costs increased to $79,351 in the quarter ended November 30, 2014 compared to $57,196 in the quarter ended November 30, 2013 as the Company turned its focus back to the acquisition of new subscribers and as it began to invest in new advertising channels.

Net profit margin: The Company’s net profit margin dropped to an operating loss in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013, going from a net profit of $276,039 to an operating loss of $99,867. The primary driver behind this decline was the reduced focus on investor relations revenue as the Company has focused more on developing its cannabis related businesses.

Other comprehensive loss: The Company owns approximately $1,300,000 million in public and private corporations at November 30, 2014 as compared to $2,300,000 as of May 31, 2014. Each reporting period the Company recognizes the increase or decrease in current value in the other comprehensive gain/(loss). As the company’s holding have increased this amount tends to have a more significant change from an unrealized loss of $291,984 on May 31, 2014 to an unrealized loss of $1,463,755. This variance is a natural byproduct of holding investment stock and will continue to fluctuate in each reporting period.

Six months ended November 30, 2014 compared to six months ended November 30, 2013.

Equity and debt

The Company secured $460,000 in financing based upon the value of certain marketable securities having various maturity dates from late January of 2014 to December of 2014 and will be selling marketable securities over time as they become freely transferable in nature to repay this debt.

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

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services noting this effort will require the expenditure of some additional capital but should increase our ability to remain profitable based upon our experience over the past 6 months. The second would be to create new sources of revenue (as noted herein and outlined in prior disclosures). This would also result in additional cash demands on the Company. The third would be to raise capital through the private placements of our stock or Private Investment in Private Enterprise (PIPE) devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. As of the date of this filing the Company has raised $590,000 through the issuance of its class B preferred stock. The filing allows the Company to raise up to $5,000,000 under the current offering.

Plan of Continued Operations

The Company plans to continue to meet all of its obligations as well as conform to all of the requirements of remaining a fully reporting a public company while increasing its market presence as well as services offering spectrum.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1	Action by Written Consent of the Board of Directors, dated December 17, 2014.
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: January 14, 2015	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: January 14, 2015	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

