Form 10-Q
period 2015-02-28
Chineseinvestors.com, Inc.
filed 2015-04-14
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of April 13, 2015 there were outstanding 7,249,305 shares of the issuer’s common stock, par value $0.001 per share and 1,285,000 shares of the issuer’s class A preferred stock, par value $0.001 per share and 1,565,000 shares of the issuer’s class B preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 28, 2015

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART 2 - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	February 28,	May 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$687,649	$429,199
Accounts receivable, net	1,774	17,422
Note receivable - affiliate	–	17,648
Investments, available for sale	746,822	2,331,139
Prepaid taxes	64,044	58,963
Other current assets	33,042	26,404
Total current assets	1,533,331	2,880,775
Non-current assets
Property and equipment, net	14,247	22,960
Website development, net	110,868	94,278
Total non-current assets	125,115	117,238
Total assets	$1,658,446	$2,998,013
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,004	$53,986
Accounts payable - due in stock	99,702	99,702
Accrued liabilities	109,100	78,545
Accrued interest	9,711	11,068
Deferred revenue	203,028	342,742
Unearned revenue paid in cash	32,776	120,208
Unearned revenue paid in stock	278,804	545,491
Short-term debt	–	440,000
Total current liabilities	767,125	1,691,742
Non-current liabilities
Long-term deferred revenue	53,438	80,777
Total liabilities	820,563	1,772,519
Commitments and contingencies
Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 1,275,000 and 2,033,775 were issued and outstanding at February 28, 2015 and May 31, 2014, respectively	1,285	1,285
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 1,405,000 and 0 were issued and outstanding at February 28, 2015 and May 31, 2014, respectively	1,405	–
Common stock $0.001 par value 80,000,000 authorized and 7,249,305 and 5,969,585 were issued and outstanding November 30, 2014 and May 31, 2014, respectively	7,250	7,200
Additional paid-in capital	12,016,045	10,587,500
Foreign currency gain	309	1,350
Unrealized loss on investments available for sale	(1,466,226)	(291,984)
Accumulated deficit	(9,722,185)	(9,079,857)
Total Shareholders' deficit	837,883	1,225,494
Total liabilities and stockholders’ equity	$1,658,446	$2,998,013

See accompanying notes

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended February 28, 2015 and 2014

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Operating revenues
Investor relations	$596,190	$1,174,105	$1,416,402	$2,165,599
Subscription	178,158	189,391	519,766	533,816
Other	5,477	2,056	7,852	11,125
Total revenue	779,825	1,365,552	1,944,020	2,710,540
Cost of services	290,952	232,905	718,583	622,104
Gross profit	488,873	1,132,647	1,225,437	2,088,436
Operating expenses
General and administrative	350,246	399,495	1,062,300	954,989
Advertising	125,069	52,940	263,545	143,680
Total operating expenses	475,315	452,435	1,325,845	1,098,669
Net profit/(loss) from operations	13,558	680,212	(100,408)	989,767
Other income/(expense)
Interest expense	(18,109)	(29,916)	(35,362)	(104,818)
Net realized gain/(loss) on marketable equity securities	(444,014)	207,404	(506,557)	207,404
Total other expense	(462,123)	177,488	(541,919)	102,586
Net income/(loss) available to common shareholders	(448,565)	857,700	(642,327)	1,092,353
Earnings per share attributable to common shareholders:
Basic loss per share	(0.06)	0.14	(0.09)	0.18
Diluted loss per share	(0.04)	0.10	(0.06)	0.13
Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,249,305	6,268,820	7,249,305	6,169,075
Weighted average number of shares outstanding - diluted	10,967,841	8,661,631	10,569,653	8,561,886
Net Income	(448,565)	857,700	(642,327)	1,092,353
Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	(2,471)	538,673	(1,174,242)	474,075
Comprehensive income	(451,036)	1,396,373	(1,816,569)	1,566,428
Weighted average number of common shares outstanding - basic & diluted	7,249,305	6,268,820	7,249,305	6,169,075
Earnings/(loss) per share - basic	(0.06)	0.22	(0.25)	0.25

CHINESEINVESTORS.COM, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended February 28, 2015 and 2014 (Unaudited)

Expressed in U.S. Dollars

	2015	2014
Cash flows from operating activities
Net loss	$(642,327)	$1,092,353
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(86,009)	(1,695,721)
Net realized (loss)/gain on marketable equity securities	(506,557)	207,404
Depreciation and amortization	20,472	19,266
Stock based compensation	25,000	–
Non-cash expenses paid with available for sale securities	14,983	99,581
Changes in operating assets and liabilities
Accounts receivable	15,648	323
Other current assets	5,929	14,414
Accounts payable	58,455	1,862
Accrued liabilities	(36,091)	12,747
Unearned revenue paid in cash	(168,384)	(186,446)
Deferred interest	(12,858)	2,758
Net cash used in operating activities	(1,311,739)	(431,459)
Cash flows from investing activities
Purchase of equipment	(28,350)	(8,682)
Proceeds from the sale of marketable equity securities	633,539	299,941
Net cash used in investing activities	605,189	291,259
Cash flows from financing activities
Cash raised through sale of class B preferred stock	1,405,000	–
Cash used in paying off short-term debt	(440,000)	(440,000)
Proceeds from short-term debt	–	880,000
Net cash provided by financing activities	965,000	440,000
Net increase/(decrease) in cash and cash equivalents	258,450	299,800
Cash and cash equivalents - beginning of year	429,199	211,442
Cash and cash equivalents - end of year	$687,649	$511,242
Supplemental cash flow disclosures
Cash paid for interest	35,436	104,818
Cash paid for income taxes	–	–
Cash paid for China representative office tax	34,071	32,568
Non-cash financing and investing activities
Unrealized loss in marketable equity securities	(1,174,242)	474,075

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

1. Liquidity and Capital Resources:

Cash Flows – During the nine months ending February 28, 2015, the Company primarily utilized cash and cash equivalents and proceeds from the sale of its available for sale securities to fund its operations and proceeds from the sale of its class B convertible preferred stock.

Cash flows used in operations for the nine months ending February 28, 2015 and 2014 were ($1,311,739) and ($431,459), respectively, which was an increase from prior years. The increase of cash used in operations was primarily from the reduced revenue received as available for sale securities, the net loss generated from increased operating costs, and a reduced gross profit.

Capital Resources – As of February 28, 2015, the Company had cash and cash equivalents of $687,649 as compared to cash and cash equivalents of $429,199 as of May 31, 2014.

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

Investment in Affiliate –The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The stock received had a value of zero and the affiliate generated a loss through February 28 , 2015. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. If the affiliate subsequently reports net income, the Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended.

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

Revenue recognition – Revenue was derived from four different sources:

The Company recognizes revenue pursuant to revenue recognition principles presented in SAB Topic 13. First, persuasive evidence of an arrangement. Second, delivery has occurred or services have been rendered, thirdly the seller’s price to the buyer is fixed or determinable and lastly collectability is reasonably assured.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At February 28, 2015 and May 31, 2014 there were deposit balances in a United States bank of $668,320 and $427,190 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At February 28, 2015 and May 31, 2014 there were deposits of $19,207 and $1,442, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of February 28, 2015 and May 31, 2014, the Company had accounts receivable of $1,774 and $17,422, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of February 28, 2015 and May 31, 2014, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W. Management expects to receive a full refund of the entire $64,044 as of February 28, 2015 ($58,963 as of May 31, 2014) withheld.

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

Other Current Assets – Other current assets is comprised of various deposits on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $33,042 and $26,404 at February 28, 2015 and May 31, 2014, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $20,472 and $19,266 for the nine months ended February 28, 2015 and 2014, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of February 28, 2015 and May 31, 2014.

Accounts payable – due in stock – In the current year the Company agreed to pay one of its sales consultants a percentage of the total value received as compensation for IR work, including the value of stock. The balance at February 28, 2015 and May 31, 2014 of $99,702 is the total due which will be payable upon the stock being sold.

Accrued interest – The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $9,711 and $11,068 for the period ending February 28, 2015 and May 31, 2014.

Other Liabilities – Other liabilities are comprised of the following:

	February 28,	May 31,
	2015	2014
Compensation payable	$104,430	$71,432
Accrued vacations	3,992	4,532
Other Accruals	2,274	2,581
	$109,100	$78,545

Unearned revenue, revenue paid in cash – The Company received cash, in advance as payment for investor relations work that the Company will be providing through March 2015. The amount unearned was $32,776 at February 28, 2015 as compared to $120,208 at May 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Unearned revenue, revenue paid in stock – For the nine months ended of fiscal year 2015 and during fiscal year 2014, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through June 2015. The stock that had not been earned was valued at $278,804 at February 28, 2015 as compared to $545,491 at May 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	February 28, 2015		May 31, 2014
	Level 1	Level 2	Level 1	Level 2
Cash	687,648	–	429,199	–
Investments	746,822	67,500	2,263,639	67,500
Total Financial Instruments	1,366,970	67,500	2,692,838	67,500

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $263,545 and $143,680 in the nine months ended February 28, 2015 and 2014, respectively.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2013	389,039	0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2014	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at February 28, 2015	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of February 28, 2015:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$9,337
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$101,149
Weighted average contractual remaining term – options exercisable	0 years

As of February 28, 2015, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3. Stockholders’ Equity:

As of February 28, 2014 and May 31, 2014, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

Series B Convertible Preferred Stock

The Company issued 1,405,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $1,405,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are also entitled to receive dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors for two years from issuance.

No dividends have been declared as of April 13, 2015. However, upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $1,112,125 as a deemed dividend recognizable over the next six months, resulting in a line item on the income statement under the Net Income (Loss) line for “Deemed dividend for beneficial conversion of convertible preferred stock” of $556,062 in the next two quarters which will increase our paid-in capital and reduce our retained earnings. This deemed dividend was calculated based upon a trading price ranging from $0.45 to $0.76 per share closing price of trading on the OTCBB exchange where are stock is traded and effective sale price (with conversion) of $1.13 to $1.90 per share of common stock. The company has accrued the expense associated with delivering this dividend of 6% resulting in current accrued expense of $9,711 of accrued liability in the period ending February 28, 2015.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	February 28,	May 31,
	2015	2014
Furniture & fixtures	$75,643	$72,530
Leasehold improvements	23,417	23,417
	99,060	95,947
Less accumulated depreciation	(84,812)	(72,987)
	$14,248	$22,960

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the nine months ending February 28, 2015 and 2014 was $11,825 and $12,828, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	February 28,	May 31,
	2015	2014
Website development costs	$200,268	$171,918
Less: accumulated amortization	(89,400)	(77,640)
	$110,868	$94,278

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 28, 2015 and 2014 was $8,647 and $10,198 respectively.

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

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016, resulting in the following future commitments, based on the exchange rate at May 31, 2014 of the following:

2015 fiscal year	$18,891
2016 fiscal year	$62,940
2017 fiscal year	$20,980

Concentrations – During the periods ending February 28, 2015 and 2014, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is a party to two lawsuits which, in the opinion of management, upon consideration of corporate council advice, it believes it is reasonably likely to not have an adverse effect on the financial condition, results of operation or cash flow of the Company in the future.

7. Short-term Debt:

During 2014, the Company obtained short term debt of $440,000 from various individuals, secured by 100,000 shares of the Company owned stock in Nova Lifestyles, Inc. These notes were repaid during the quarter ending February 28, 2014. The Company then obtained an additional $440,000 in short term debt from various individuals, secured by 50,000 shares of common stock of NVFY and 40,000 shares of DHRM. All short-term debt and accrued interest was repaid in the quarter ending February 28, 2015.

8. Subsequent event:

Subsequent to the period ended February 28, 2015, the company opened a financing event through a private placement of the company’s preferred stock exempt from public filings under regulation 506(b). As of April 13, 2015, the company has issued an additional 160,000 shares of preferred stock raising $160,000, which will earn a dividend, based upon the purchase value of $.06 on each share issued. Each share is convertible into 2.5 shares of common stock nine months after issuance. The preferred stock is being offered directly by the company to individual prior investors other parties that the Company has a previous relationship.

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

During the 3nd quarter of fiscal year 2015 the company is continuing to develop its core business elements as well as establish other new opportunities as relevant to its operations.

Business Environment and Trends

The global marketplace has been impacted by a variety of factors and the financial services industry in particular has been adversely affected by losses in the mortgage and credit markets. We understand that our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels and has led to the collapse of some market participants. We are also seeing customers intensify their focus on containing or reducing costs as a result of the challenging market conditions.

Three months ended February 28, 2015 compared to three months ended February 28, 2014.

Quarterly Revenues

Subscription Revenue: There was a slight decrease in subscription revenues from $189,391 in the three months ended February 28, 2014 to $178,158 in the three months ended February 28, 2015. This slight decrease was within a range of normal variance. The values of these subscriptions are recognized over the period that the subscription is active and the services are delivered. There are accruals for the values of subscriber services not as yet delivered in the current period as noted in our balance sheet statement.

Investor Relations Revenue: The Company experienced substantial growth in this revenue category in the three months ending February 28, 2014, during which time the company had revenue of $1,174,105.  In the three months ended February 28, 2014 as compared to $596,190 in the three months ended February 28, 2015.

Other Revenue:  The slight variance in other revenue earned in the quarter ended February 28, 2015 of $5,477 to $2,056 in the quarter ended February 28, 2014, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold:  The cost of services sold increased from $232,905 to $290,953 in the three months of operations related to the quarter ended February 28, of 2015 in comparison to the same quarter in 2014.

General & Administrative Expenses: The Company’s general and administrative expenses increased from $350,245 to $399,945. This increase was driven primarily by the additional expenses related developing relationships and business opportunities within the cannabis industry.

Advertising Expenses: These costs increased as the Company turned its focus back to the acquisition of new subscribers and as it began to invest in new methodology for such sourcing (Google Ad Words, etc.), for the three months of operations ending on February 28th increased from $52,940 in 2014 to $125,069 in 2015.

Net profit margin: The Company’s net profit margin dropped in the 2nd quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2014, going from a net profit of $680,212 to an operating profit of $13,558. The primary driver behind this improvement was shifting the company’s focus from investor relations sales to our new efforts related to direct investment in early stage Cannabis Company’s.  The Company also experienced a wide range of price fluctuations in the stock it holds in exchange for services it has provided noting all of those shares are subject to certain restrictions under rule 144.

Other Comprehensive Loss: The Company owns approximately $746,000 in public and private corporations at February 28, 2015 as compared to $2,300,000 as of May 31, 2014. Each reporting period the Company recognizes the increase or decrease in current value in the other comprehensive gain/(loss). As the companies holding have increased this amount tends to have a more significant change from an unrealized loss of $291,984 on May 31, 2014 to an unrealized loss of $1,466,226. This variance is a natural byproduct of holding investment stock and will continue to fluctuate in each reporting period.

Other Opportunities: It should be noted that the Company also owns 2,800,000 of shares in Medicine Man Technologies, Inc., (www.medicinemantechnologies.com) a cannabis related business that will be filing an S1 document in April of this year.  That business recently sold shares of its common stock via a private placement offering (Reg. D filing) for $1.00 per share and is already generating profits from operations as well as licensing revenues in several states here in the US.  The Company has not as yet determined a value for the shares it holds but plans to establish a value at year end of its fiscal year.

Nine months ended February 28, 2015 compared to nine months ended February 28, 2014.

Equity and debt

The Company secured $440,000 in financing based upon the value of certain marketable securities having various maturity dates from late January of 2014 to December of 2014 and will be selling marketable securities over time as they become freely transferable in nature to repay this debt. The Company paid off the entire $440,000 in short-term debt and accrued interest in the quarter ending February 28, 2015.

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

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services noting this effort will require the expenditure of some additional capital but should increase our ability to remain profitable based upon our experience over the past 6 months. The second would be to create new sources of revenue (as noted herein and outlined in prior disclosures). This would also result in additional cash demands on the Company. The third would be to raise capital through the private placements of our stock or Private Investment in Private Enterprise (PIPE) devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. As of the date of this filing the Company has raised $1,565,000 through the issuance of its class B preferred stock. The filing allows the Company to raise up to $5,000,000 under the current offering.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 13, 2015	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: April 13, 2015	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

