Form 10-K
period 2015-05-31
Chineseinvestors.com, Inc.
filed 2015-08-31
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number: 0-28599

CHINESEINVESTORS.COM, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2089868
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4880 Havana Street, Suite 102 Denver, CO 80239

Brett Roper, Director of Administrative Services - (303) 481-4416 or (303) 345-1262

Copies to: Michael E. Shaff, Esq., Irvine Venture Law Firm, LLP

19900 MacArthur Boulevard, Suite 1150 Irvine, CA 92614 Telephone (949) 660-7700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on May 31, 2015, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $3,624,653. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of August 31, 2015, there were outstanding 7,249,305 shares of the issuer’s common stock, par value $0.001 per share and 905,000 shares of the issuer’s Class “A” preferred stock, par value $0.001 per share and 1,885,000 shares of the issuer’s Class “B” preferred stock, par value $0.001.

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MAY 31, 2015

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

As of May 2015, the Company employed 38 (2014-41) persons in its Shanghai Office in a variety of administrative and operational capacities, including its CEO and office manager. All but 7 (2014 - 13) are employed full time. The Company also has two contract officer(s) and a full time support team member employed in the US.

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

As of May 31, 2015 the Company had raised $1,885,000 through the sale of 1,885,000 shares of its Class “B” preferred stock to accredited investors and a limited number of non-accredited investors.

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

The Company

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in the Chinese language. Our services are mainly offered to Chinese speaking individuals that are resident here in the US and Canada, offering several types of subscription-based services and serve various types of investors and traders as depicted in our Subscriber Services offering(s) shown herein. Market coverage includes the general range of US financial markets, Chinese Shares, and the other global markets as may elect to provide coverage for.

The Company has worked toward establishing its web presence but due to the lack of site use information in competitor companies and based upon our website access metrics; the Company must acknowledge that while it has a substantial public audience potential, it is difficult to ascertain exactly where any specific leadership position lies and therefore can make no definitive statement as to an overall position of our website and presence within our specific marketplace. Recently (January 2015 Web Trends Report) the Company experienced over 89,000 unique visitors represented by approximately 745,000 visitor sessions, noting the average site visit lasted just over 21 minutes.

With our screen layout and menu options, we display our research tools in a manner designed for ease of use. The content and technology comprising our integrated information platform is also designed to be adaptable so that as we develop new research tools and adopt new content and features, these new research tools, content and features can be easily integrated with our existing platform.

Our service offerings permit users to subscribe to several of our service packages and as of May 1, 2015 we had over 1,400 active paying subscribers and approximately 22,000 free subscribers. Our registered users are Internet users who maintain a registered account with either www.chinesefn.com or www.chineseinvestors.com.

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

In order to attract visitors to our websites, we offer a significant portion of our website content free of charge. This free content includes stock quotes, trading volumes and pricing indicators for listed companies in the United States. Our websites also have an important marketing function for our subscription based service offerings. We provide examples to our visitors on our websites of the enhanced content and features they can access by becoming a subscriber to one of our service offerings

Our premium content and features are accessible through our web-based research tools. Subscribers to our web-based research tools are required to register and maintain personal accounts with our websites.

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

In this fiscal year ending May 31, 2015, we experienced substantial losses in value we reported in prior periods due to Market Volatility of the stock we may have taken in compensation for our services. All such stock is accepted as restricted and not liquidated at any point during which we are actively provide support or advertising services to a client.

It should also be noted that while these shares have had a cumulative negative impact to our fiscal year 2015 performance numbers, we have not liquidated those loosing significant value based upon a strategic decision to hold such undervalued shares of stock until such time in the future as they may be able to restore the value related to the services we provided them historically.

As an example, we currently hold 130,000 shares of an OTCBB status company earned in a prior period having associated with March of 2014 when the stock was trading in the $3 plus range. Although the stock was restricted as well as illiquid to our company at that time, we none the less had to account for a value in accordance with GAAP which required us to record the compensation at that value even though we were restricted from disposition until March of 2015 by agreement. Our services ended in early March of 2015 at a time when the stock was only valued at $0.09 per share noting that company entered into a PIPE agreement in October of 2014 that had a disastrous impact on stocks value not due to any fault of the Company or ourselves as a service provider.

As an example, we currently hold 41,365 shares of an OTCQB status Company earned in a prior period having associated with February of 2014 when the stock was trading in the $3 plus range. Although the stock was restricted as well as illiquid to our company at that time, we none the less had to account for a value in accordance with GAAP which required us to record the compensation at that higher value even though we were restricted from disposition until late February of 2015 by agreement. Our services ended in early January of 2014 and at a time when the stock was only valued at $0.62 per share (after a 3.5:1 reverse split) noting that company still has not been able to deliver free trading shares for our services for various technical reasons as of the date of this filing. As of June 1, 2015 that stock was trading at $0.33 per share, down (post reverse split) from the time we supported it by over 95%.

Medicine Man Technologies Inc. Support Services

The Company is participating in the startup as well as initial operations of Medicine Man Technologies in consideration of receiving 2,800,000 shares of common stock of the business. The Company was just valued at $0.41 per share on a private basis and is expected to enter the OTC marketplace as a fully reporting QB status enterprise later this year.

We expect due to the nature of the favorable capital (non-abusive financing) structure that this profitable business (unusual in the Cannabis space) will do well once public and should provide the Company with a regular income derived from the sales of stock it holds within the provisions of an insider or affiliate status stakeholder. Mr. Brett Roper, our COO sourced this opportunity, founded the company, and continues to support the deployment of this very successful business.

Other Support Services

The Company is also participating in several other startup businesses wherein it will earn shares of stock in exchange for utilization of its significant experience in this general arena including the specialty arena focusing on Cannabis venture of the private, pre-public, and public nature. We believe that this new avenue of business opportunity will become a very valuable component of our business development strategy.

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

Shanghai Offices	333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021 (lease expires September 2016)

Corporate Offices	4880 Havana Street, Suite 102 Denver, CO 80239 (a lease is in place through May 2017)

Support Office 1	14 Wall Street, 20th Floor, New York, NY 10009

Support Office 2	227 W. Valley Blvd, 208-A, San Gabriel, CA 91776

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

During the year ended May 31, 2015, the Company converted 380,000 shares of preferred stock for 475,000 shares at a conversion rate of $1.25 per share of preferred stock.

During the year ended May 31, 2015, the Company raised $1,885,000 in cash from the issuance of 1,885,000 shares of its class “B” preferred stock.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ending May 31st)

Description	2015	2014	2013	2012	2011
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues	$2,441,672	$3,902,403	$1,639,373	$897,105	$845,097
Less: Cost of Goods Sold	$(1,011,349)	$(821,248)	$(974,966)	$(686,865)	$(556,195)
Gross Profit	$1,430,323	$3,081,155	$664,407	$210,240	$288,902
Expenses, General & Administration	$(1,948,421)	$(1,592,600)	$(1,662,220)	$(1,995,918)	$(1,033,582)
Income <Loss>, Continuing Operations	$3,837,516	$1,149,590	$(1,118,041)	$(2,206,158)	$(744,681)
Income <Loss>, Per Share (Continuing Operations)	$(0.51)	$.16	$(.21)	$(.44)	$(0.17)
Total Shares Outstanding (includes Options)	$9,472,946	8,561,886	6,358,620	4,992,454	4,281,322
Long Term Obligations	$48,767	$80,777	$6,584	$3,871	$5,797
Cash Dividends Declared per Common Share	$–	$–	$–	$–	$–
Total Assets	$2,263,824	$2,998,013	$1,000,575	$1,248,967	$354,655

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2015

Revenues

Overall revenues declined in the fiscal year ending May 31, 2015, from $3,902,403 in the period ending May 31, 2014 to $2,441,672 for the period ending May 31, 2015. The Company experienced a decrease in subscription based revenues ($722,887 in fiscal year 2014 decreased to $590,097 in fiscal year 2015) and investor relations revenues ($3,166,516 in fiscal year 2014 decreased to $1,838,550 in fiscal year 2015).  This decrease is related to various market related pressures and our support of other companies in which we took restricted stock in compensation.  The Company also support an ancillary public company effort (Medicine Man Technologies, Inc. based in Denver, Colorado) for which the Company was compensated 2,800,000 shares of its common stock that produced an offset to the poor stock compensation performance of $1,148,000 (conservative private valuation in Management’s opinion) that Management expects to become publicly traded later in 2015.  Management will continue to focus on similar opportunities as well as focusing on growth in our subscription/content as well as investor relation and other financial service related support venues as they relate to the US and North American based Chinese population.

Expenses

Cost of Services Sold: These related costs increased (from $974,966 in fiscal year 2014 to $1,011,349 in fiscal year 2015) for the most part due to the challenges of managing the transition from focusing primarily on the investor relations income to pursuing new opportunities.

General & Administrative Expense: These expenses decreased by approximately $100,000 from $1,684,167 in fiscal year 2014 to $1,588,883 in fiscal year 2014, primarily driven by cost cutting related to developing and serving our business services clients. Management expects that this expense category will remain at near its current level as the company continues to develop and service this revenue source.

Advertising Expenses: Advertising related expenses increased from ($195,131 in fiscal year 2014 to $359,538 in fiscal year 2015). These expenses are generally related to outside advertising costs and various other related expenses.

Other Income, Expenses

During the year ended May 31, 2015 the company determined that it no longer had a legal obligation to pay a subcontractor a commission for revenue he had generated for the company. Therefore the company wrote off the liability of $99,702 and recorded a gain on extinguishment of debt on the income statement.

Interest expense declined from $111,407 in the fiscal year ended May 31, 2014 to $59,316 in the fiscal year ended May 31, 2015. The Company fully paid off $440,000 in debt in the current year resulting in lower expense.

The Company issued 1,885,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $1,885,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. No dividends have been declared as of August 31, 2015. However, upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, the company recorded the intrinsic value of this beneficial conversion feature which we calculated to be $1,475,700 as a deemed dividend expense in the current period. This expense is a purely theoretical expense and has no impact on the Company’s cash position.

The Company recognized a realized loss on marketable securities of $1,884,104 in the current period as compared to a realized gain in the prior year of $59,140. This significant paper loss was caused by the nature of the highly volatile stock the company had received as payment for its investor relations services in prior periods. When the stock was received as payment it was restricted in compliance with rule 144 requiring a six month hold prior to being able to liquidate. As the Companies investor relations service contract was frequently completed by that time in many occasions the stock was sold at a significant loss from the value at the time received.

It should also be noted that while these shares have had a cumulative negative impact to our fiscal year 2015 performance numbers, we have not liquidated those losing significant value based upon a strategic decision to hold such undervalued shares of stock until such time in the future as they may be able to restore the value related to the services we provided them historically.

The cumulative impact of such a required accounting practice was $1,884,104 in fiscal year 2015 although we still hold much of the shares we earned that are substantially undervalued in the hope that the company we worked with will be able to restore value to its shareholders.

Liquidity

The Company is currently addressing its liquidity concerns, by building upon its revenue generation subscription service products, increasing its advertising based revenues (as discussed), and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. The company raised $1,885,000 through the issuance of its class “B” preferred stock, in an offering that is still ongoing. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. However, there can be no assurance that the Company currently has sufficient capital or access to capital needed for operations for the next annual period.

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

Contractual Obligations

We have no contractual obligations outstanding other than those based on a month to month continuing basis as they relate to technical services (web hosting, Bloomberg services, etc.) and as they relate to a specific office space lease in Shanghai, China (located at 333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021) and office space lease in 4880 Havana Street, Suite 102 Denver, CO 80239.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2015, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, and 5) implement appropriate information technology controls. In consideration of our smaller size, the burden of elimination of these material weaknesses would create an undue financial burden on the Company.

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

Changes in Controls and Procedures

In the current year the Company continued to implement a new accounting information system that had started to be implemented in the preceding year to address several of our internal controls issues. There were no other significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	48	Dec. 1999	Chief Executive Officer and Chairman of the Board
Brett Roper	63	Mar. 2002	Secretary of the Board of Directors and Chief Operating Officer
Paul Dickman	35	Aug. 2012	Chief Financial Officer
James S. Toreson	73	Apr. 2010	Director (Independent) (Previous Board Service Mar. 2002 thru Apr. 2003)

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	James S. Toreson served on the Board of Directors previously in association with the Hollingsworth LLC ownership time period from March of 2002 through August of 2003. Mr. James S. Toreson is the single voting member of our audit, nominating, and compensation committees although Mr. Warren Wang and Mr. Brett Roper serve on these committees in a non-voting capacity as Management Representatives.

III.	Mr. Toreson and Mr. Roper had no relationship with Mr. Wang or each other prior to October of 2001 when they were introduced to each other, as well as the Company and Hollingsworth LLC as a part of the Due Diligence Team assembled to provide consideration and support to Hollingsworth LLC prior to their investment in the Company, occurring in March of 2002.

IV.	Mr. Roper served on the Board of Directors starting in March of 2002 (through December of 2005 as the Hollingsworth LLC Representative) and continues to serve in that capacity as of this date. Mr. Roper’s general business experience is very broad based, having exposure to operating company management, real estate investment and rehabilitation projects, and a wide variety of industry channels. He currently services as the Company’s COO as well as Secretary of the Board of Directors.

V.	The Audit Committee was enlarged to three persons in June of 2010 with James S. Toreson serving as its Chairman and single voting member as of this date. Mr. Toreson, who is independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B) has been determined to have the necessary financial experience to serve as the committee financial expert. Mr. Toreson is qualified as a financial expert due to his understanding of generally accepted accounting principles which he has gained through a combination of education and experience as a key executive for over 30 years in a wide variety of businesses. A brief summary of his business experience is listed below Mr. Roper and Mr. Wang serves on the committee in a non-voting capacity.

VI.	Mr. Dickman has served as the Chief Financial Officer starting in July of 2010 and continues to serve in that capacity as of this date. Mr. Dickman has a broad range of accounting and finance experience. He began his career working as an auditor and financial consultant with several regional accounting firms. In addition to his work as Chief Financial Officer for Chineseinvestors.com, Inc. he has also been the Chief Financial Officer for several other public and private companies.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2015 and May 31, 2014.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation (3)	Totals
Warren Wang	2015	$144,000	$–	$–	$–	$–	$–	$53,435	$197,435
Chief Executive Officer	2014	$140,000	$–	$77,000	$–	$–	$–	$79,361	$296,361

Brett Roper	2015	$134,000	$–	$–	$–	$–	$–	$10,245	$144,245
VP, Corporate Services	2014	$90,000	$–	$38,500	$–	$–	$–	$15,225	$143,725

Lan Jiang	2015	$80,250	$–	$–	$–	$–	$–	$–	$80,250
Office Manager, Shanghai	2014	$79,000	$–	$42,000	$–	$–	$–	$–	$122,200

Paul Dickman	2015	$66,000	$–	$25,000	$–	$–	$–	$–	$91,000
Chief Financial Officer	2014	$63,000	$–	$–	$–	$–	$–	$–	$63,000

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Brett Roper, Secretary of the Board	$12,000	$–	$–	$–	$–	$–	$12,000

James S. Toreson, Director	$30,000	$–	$–	$–	$–	$–	$30,000

____________

(1)	Brett Roper took on the role of Chief Operating Officer in March of 2012

(2)	Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

(3)	This compensation was in the form of commissions paid for directly generated new business without the involvement of Company sales staff

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

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Before Offering	After Offering
Common	Warren Wang, CEO, Chairman of the Board, Director(2)	978,393	23.0%	7.89%
Common	Brett Roper, COO & Secretary of the Board of Directors (3)	62,500	00.3%	00.1%

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership (options included) currently stands at 12,403,736 shares of common stock (includes options).

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 150 North Santa Anita Ave., Suite 300, Arcadia, California, 91006. Mr. Wang currently has 312,500 Options (related to the repurchase of shares as previously disclosed) exercisable at $0.80 per option over a four-year time period (78,125 per year) after the Company is listed (BB or equal) and trading.

3.	The address for Brett Roper is 13791 E Rice Place, Aurora, Colorado, 80015. These shares were awarded to Mr. Roper by Hollingsworth LLC in May of 2002 for services performed for that entity. Mr. Roper has no other stock related interests in the Company.

4.	The offering referred to above was the convertible preferred share offering which resulted in the Company selling 2,003,776 shares of preferred stock that could be converted into an additional 2,504,720 shares of common stock after all applicable restriction periods end.

5.	In addition the company is in the process of an offerings of convertible preferred shares offering which has resulted in the Company selling 1,885,000 shares of Class B preferred stock that can be converted into an additional 4,241,250 shares of common stock after all applicable restriction periods end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. As of May 31, 2014 the Company had outstanding commission payable to various officers of $256,890. These payable do not bear interest and are treated by the Company as standard payables.

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

	For Year Ending May 31,
	2015	2014
Audit Fees (1)	$25,000	$20,000
Audit-Related Fees (2)	15,000	15,000
Tax Fees (3)	1,000	1,000
Totals	$41,000	$36,000

_________________________

(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.
(3)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or “Furnished” herewith.

CHINESEINVESTORS.COM, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ChineseInvestors.com, Inc.:

We have audited the accompanying balance sheets of ChineseInvestors.com, Inc. (“the Company”) as of May 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChineseInvestors.com, Inc., as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity generally accepted accounting principles in the United States of America.

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

/s/ B.F. Borgers CPA PC

B F Borgers CPA PC
Denver, CO

August 28, 2015

CHINESEINVESTORS.COM, INC

BALANCE SHEETS

Expressed in U.S. Dollars

	May 31,	May 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$498,189	$429,199
Accounts receivable, net	101,918	17,422
Investments, available for sale, in affiliate	1,148,000	–
Investments, available for sale	301,491	2,331,139
Note receivable - affiliate	–	17,648
Prepaid taxes	33,165	58,963
Other current assets	91,634	26,404
Total current assets	2,174,397	2,880,775

Non-current assets
Property and equipment, net	9,783	22,960
Website development, net	79,644	94,278
Total non-current assets	89,427	117,238

Total assets	$2,263,824	$2,998,013

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,811	$53,986
Accounts payable - due in stock	114,800	99,702
Deferred revenue	206,565	342,742
Unearned revenue paid in stock	173,611	545,491
Unearned revenue paid in cash	–	120,208
Accrued liabilities	65,844	78,545
Accrued dividend	34,947	–
Short-term debt	–	440,000
Accrued interest	–	11,068
Total current liabilities	618,578	1,691,742

Non-current liabilities
Long-term deferred revenue	48,767	80,777
Total liabilities	667,345	1,772,519

Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 1,285,000 were issued and outstanding at May 31, 2015 and May 31, 2014, respectively	905	1,285
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 1,885,000 and 0 were issued and outstanding at May 31, 2015 and May 31, 2014, respectively	1,885	–
Common stock $0.001 par value 80,000,000 authorized and 7,724,305 and 7,199,305 were issued and outstanding May 31, 2015 and May 31, 2014, respectively	7,725	7,200
Additional paid-in capital	13,971,170	10,587,500
Foreign currency gain	536	1,350
Unrealized gain/(loss) on investments available for sale	531,631	(291,984)
Accumulated deficit	(12,917,373)	(9,079,857)
Total Shareholders' deficit	1,596,479	1,225,494

Total liabilities and shareholders’ equity	$2,263,824	$2,998,013

See accompanying notes

CHINESEINVESTORS.COM, INC

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Expressed in U.S. Dollars

	Common Stock		Preferred Stock "A"		Preferred Stock "B"		Additional Paid in	Foreign Currency Gain	Unrealized Gain on	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Securities	Deficit	Total
Balance-May 31, 2013	5,969,585	5,970	2,003,776	2,004			10,320,823	1,306	75,166	(10,229,447)	175,822
Stock based compensation	300,000	300					250,200				250,500
Stock issued for services	18,750	19					16,669				16,688
Conversion of preferred stock to common stock	910,970	911	(718,776)	(719)			(192)				–
Unrealized gain on available for sale securities									(367,150)		(367,150)
Unrealized foreign currency gain								44			44
Net income										1,149,590	1,149,590
Balance-May 31, 2014	7,199,305	7,200	1,285,000	1,285	–	–	10,587,500	1,350	(291,984)	(9,079,857)	1,225,494
Stock based compensation	50,000	50					24,950				25,000
Preferred stock issued for cash					1,885,000	1,885	1,883,115				1,885,000
Deemed dividend associated with preferred stock issuance							1,475,700				1,475,700
Conversion of preferred stock to common stock	475,000	475	(380,000)	(380)			(95)				–
Unrealized gain on available for sale securities									823,615		823,615
Unrealized foreign currency gain								(814)			(814)
Net income										(3,837,516)	(3,837,516)
Balance-May 31, 2015	7,724,305	$7,725	905,000	$905	1,885,000	$1,885	$13,971,170	$536	$531,631	$(12,917,373)	$1,596,479

See accompanying notes

CHINESEINVESTORS.COM, INC

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended May 31, 2015 and 2014

Expressed in U.S. Dollars

	Twelve Months Ended May 31,
	2015	2014

Operating revenues
Investor relations	$1,838,550	$3,166,516
Subscription	590,097	722,887
Other	13,025	13,000
Total revenue	2,441,672	3,902,403

Cost of services	1,011,349	821,248

Gross profit	1,430,323	3,081,155

Operating expenses
General and administrative	1,588,883	1,684,167
Advertising	359,538	195,131
Total operating expenses	1,948,421	1,879,298

Net profit/(loss) from operations	(518,098)	1,201,857

Other income/(expense)
Debt Forgiveness	99,702	–
Interest expense	(59,316)	(111,407)
Deemed dividend for beneficial conversion of convertible preferred stock	(1,475,700)	–
Net realized gain/(loss) on marketable equity securities	(1,884,104)	59,140
Total other expense	(3,319,418)	(52,267)

Net income/(loss) available to common shareholders	(3,837,516)	1,149,590

Earnings per share attributable to common shareholders:
Basic loss per share	(0.51)	0.16

Weighted average shares outstanding
Weighted average number of shares outstanding - basic & diluted	7,477,661	7,199,305

Net Income	(3,837,516)	1,149,590

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	823,615	474,075

Comprehensive income	(3,013,901)	1,623,665

Earnings/(loss) per share - basic	(0.40)	0.23

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Years Ended
	May 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss) for the twelve month period	$(3,837,516)	$1,149,590
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash revenues held as available for sale securities	(1,389,113)	(2,341,960)
Net unrealized gain (loss) on investment	2,159,402	(59,140)
Expenses paid with stock	114,800	99,702
Deemed dividend for beneficial conversion of convertible preferred stock	1,475,700	–
Stock paid for compensation	25,000	250,500
Stock paid for services	–	16,688
Depreciation and amortization	24,264	32,043
Accounts receivable	(84,496)	(13,755)
Deposits and other	(21,784)	7,391
Prepaid taxes	–	(58,963)
Accounts payable	(156,871)	48,625
Other accrued liabilities	37,688	(22,437)
Deferred revenue	(661,606)	22,256
Unearned revenue paid in cash	–	120,208
Net cash used in operations	(2,314,532)	(749,252)

INVESTING ACTIVITIES
(Purchase of), sale of assets, net	3,548	(49,587)
Proceeds for the sale of available for sale securities	934,974	594,244
Notes payable related party	–	(17,648)
Net cash provided by (used in) investing activities	938,522	527,009

FINANCING ACTIVITIES
Proceeds of principal from short-term debt	–	880,000
Payments of principal on long-term debt	(440,000)	(440,000)
Cash raised by sale of class “B” preferred stock	1,885,000	–
Net cash proved by financing activities	1,445,000	440,000

Decrease in cash and cash equivalents	68,990	217,757
Cash and cash equivalents beginning of year	429,199	211,442
Cash and cash equivalents end of year	498,189	429,199

Supplemental disclosure of cash flow information
Cash paid for interest	24,369	160,453
Cash paid for China representation office tax	60,184	47,438

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

Cash Flows – During the year ending May 31, 2015, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations. The Company received $1,885,000 and $0 of proceeds from the sale of Class “B” preferred stock during the years ended May 31, 2015 and May 31, 2014, respectively.

Cash flows used in operations for the years ended May 31, 2014 and 2013 were ($2,314,532) and ($749,252), respectively, which was an increase from prior years. The increase of cash used in operations was primarily caused by the net loss offset by increase in cash raised through financing activities.

Capital Resources – As of May 31, 2015, the Company had cash and cash equivalents of $498,189 as compared to cash and cash equivalents of $429,199 as of May 31, 2014.

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

Investment in Affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000 ) $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be consider a level three fair value instrument.

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

Numerous Intercompany Transactions – The Company has multiple transactions each month between the US and Chinese representative office.  This indicates the functional currency is US dollars

Due to the functional and reporting currency both being in US dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2015 and 2014 there were deposit balances in a United States bank of $496,828 and $427,190 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At May 31, 2015 and 2014 there were deposits of $1,361 and $2,009, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of May 31, 2015 and May 31, 2014, the Company had accounts receivable of $101,918 and $17,442, respectively.  Of the total accounts receivable balance, values due in stock were $93,750 and $0 in May 31, 2015 and 2014 respectively.  Accounts receivable due in cash were $8,168 and $17,442 at May 31, 2015 and 2014 respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of May 31, 2015 and 2014, the Company determined that an allowance was not needed.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Note receivable – affiliate – The note receivable – affiliate is related to expenses covered on Medicine Man Technologies behalf as the company was being established.  As of May 31, 2015 and May 31, 2014 the total outstanding was $0 and $17,648, respectively.  The entire balance was repaid in the first quarter of 2015.

Investments, available for sale, in affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting.  The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014.  The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014.  In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations.  The Company then started accounting for the stock owned as an available for sale security.  The Company’s basis in the stock was $0.  The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.88*2,800,000) $2,464,000.  This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet.  The Company determined that this asset should be consider a level three fair value instrument.

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

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company has filed the tax returns to request a refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W. Management expects to receive a full refund of the entire $33,165 as of May 31, 2015 ($58,963 as of May 31, 2014) withheld.

Other Current Assets – Other current assets is comprised of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $91,634 and $26,404 for the years ended May 31, 2015 and May 31, 2014, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $24,264 and $32,043 for the years ended May 31, 2015 and 2014, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of May 31, 2015 and May 31, 2014.

Accounts payable – due in stock – In the current year the Company agreed to pay one of its sales consultants a percentage of the total value received as compensation for IR work, including the value of stock.  The balance May 31, 2015 and May 31, 2014 was $114,800 and $99,702, respectively.  During the year ended May 31, 2015 the company determined that it no longer had a legal obligation to pay a subcontractor a commission for revenue he had generated for the company.  Therefore the company wrote off the liability of $99,702 and recorded a gain on extinguishment of debt on the income statement.  In 2015 the company determined the value of the investment in affiliate (Medicine Man Technologies, Inc.) and the related accounts payable due in stock to one of its executives as being $.41 per share based upon an independent valuation.  Based upon this valuation the Company recorded a liability of accounts payable due in stock of $114,800 on its currently balance sheet.

Unearned revenue, revenue paid in cash – The Company received cash, in advance as payment for investor relations work that the Company will be providing through May 2016. The amount unearned was $0 at May 31, 2015 as compared to $120,208 at May 31, 2014. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Unearned revenue, revenue paid in stock – During fiscal year 2014, the Company received shares of stock and warrants as payment for investor relations work that the Company will be providing through May 2016.  The stock that had not been earned was valued at $173,611 at May 31, 2015 and $545,491 at May 31, 2014.  As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Accrued interest – The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $0 and $11,068 for the period ending May 31, 2015 and May 31, 2014.

Accrued dividend – The accrued dividend balance represents dividend payable related to the Class “B” preferred stock. Accrued dividends were $34,947 and $0 for the period ending May 31, 2015 and May 31, 2014.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	May 31,	May 31,
	2014	2013
China Employees Salaries and Commissions Accrual	$50,779	$60,908
Representative Office Tax Accrual	3,835	10,524
Other Accruals	11,230	7,113
	$65,844	$78,545

Short-term Debt - During 2014, the Company obtained short term debt of $440,000 from various individuals, secured by 100,000 shares of the Company owned stock in Nova Lifestyles, Inc. These notes were repaid during the quarter ending February 28, 2014. The Company then obtained an additional $440,000 in short term debt from various individuals, secured by 50,000 shares of common stock of NVFY and 40,000 shares of DHRM. The lender received an incentive of 25% appreciation of the stock value for NVFY and DHRM at the maturity of the short-term notes, 15 months after inception. All notes were repaid with interest in the quarter ending February 28, 2015. There was no balance outstanding as of May 31, 2015.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	May 31, 2015			May 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2
Cash	498,189	–	–	429,199	–
Investments	233,991	67,500	2,464,000	2,263,639	67,500
Total Financial Instruments	732,180	67,500	2,464,000	2,629,838	60,000

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $359,538 and $195,131 in the years ended May 31, 2015 and 2014, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. The company recognized $25,000 in expenses for stock based compensation to the Company Chief Financial Officer through direct stock grants of 50,000 shares.

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2013	389,039	0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2014	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at May 31, 2015	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of May 31, 2015:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$155,614
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$7,781
Weighted average contractual remaining term – options exercisable	0 years

As of May 31, 2015, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

New Accounting Pronouncements – Upon issuance of final pronouncements, we review the new accounting literature to determine its relevance, if any, to our business. The following final pronouncements will impact our financial statements.

ASU 2015-01 “Income Statement – Extraordinary and Unusual Items” (ASU 2015-01)

In January 2015, the FASB issued ASU 2015-01 eliminating the concept of extraordinary items for presentation on the face of the income statement. Under the new standard, a material event or transaction that is unusual in nature, infrequent or both shall be reported as a separate component of income from continuing operations. Alternatively, it may be disclosed in the notes to financial statements.

The new accounting guidance is required for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if applied from the beginning of a fiscal year. As applicable, this standard may change the presentation of amounts in the income statements. We elected to adopt ASU 2015-01 effective January 1, 2016. Adopting this policy as of June 1, 2014 affected the Company recognizing $99,702 as a gain from debt forgiveness in the year ending May 31, 2015 as the Company determined that the amount was no longer legally due to a contractor. The Company recognized the $99,702 as income in the other incomes section of the income statement.

3.	Stockholders’ Equity:

As of May 31, 2015 and 2014, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the year ended May 31, 2015, the Company converted 380,000 shares of preferred stock for 475,000 shares at a conversion rate of 1.25 per share of preferred stock.

During the year ended May 31, 2015, the Company granted 50,000 shares of common stock for compensation. The stock was valued at $0.50 per share. The compensation and consulting expense was recorded as general and administrative expenses for the year ended May 31, 2015.

During the year ended May 31, 2014, the Company converted 728,776 shares of preferred stock for 910,970 shares at a conversion rate of 1.25 per share of preferred stock.

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

Series B Convertible Preferred Stock

The Company issued 1,885,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $1,885,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are also entitled to receive dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors for two years from issuance.

No dividends have been declared as of August 28, 2015. However, upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $1,475,700 as a deemed dividend recognizable over the nine months as the stock, resulting in a line item on the income statement under the Net Income (Loss) line for “Deemed dividend for beneficial conversion of convertible preferred stock” of $1,475,700 over the next two quarters which will increase our paid-in capital and reduce our retained earnings. This deemed dividend was calculated based upon a trading price ranging from $0.45 to $0.76 per share closing price of trading on the OTCBB exchange where are stock is traded and effective sale price (with conversion) of $1.13 to $1.90 per share of common stock. The company has accrued the expense associated with delivering this dividend of 6% resulting in current accrued expense of $34,947 of accrued liability in the period ending May 31, 2015.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	May 31,	May 31,
	2014	2014
Furniture & fixtures	$75,526	$72,530
Leasehold improvements	23,417	23,417
	98,943	95,947
Less accumulated depreciation	(89,161)	(72,987)
	$9,783	$22,960

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the years ended May 31, 2015 and 2014 was $16,174 and $21,576, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	May 31,	May 31,
	2015	2014
Website development costs	$165,374	$171,918
Less: accumulated amortization	(85,730)	(77,640)
	$79,644	$94,278

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the twelve months ended May 31, 2014 and 2013 was $8,090 and $10,467 respectively.

6.	Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016, resulting in the following future commitments, based on the exchange rate at May 31, 2015 of the following:

2016 fiscal year	$62,356
2017 fiscal year	20,596

Office Lease – Denver, Colorado – The Company entered into a lease for office space in Denver, Colorado. The lease period started June 1, 2015 and will terminate May 31, 2018, resulting in the following future commitments:

2016 fiscal year	$16,000
2017 fiscal year	18,687
2018 fiscal year	19,355

The company had a lease for executive office space in Denver, Colorado that was prepaid for six months in the third quarter of 2015 and expired July 31, 2015. However, the company moved into new office space June 1, 2015 and abandoned that location at May 31, 2015. The company expensed the remaining outstanding prepaid rent of $3,308 at that time.

Office Lease – New York – The Company entered into a lease for executive office space in New York, NY. The Lease period started April 21, 2015 and will terminate July 31, 2016 resulting in the following future commitments:

2016 fiscal year	$28,521

Office Lease – San Gabriel, California – The Company entered into a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and will terminate August 1, 2016 resulting in the following future commitments:

2016 fiscal year	$55,880
2017 fiscal year	9,313

Concentrations – During the periods ending May 31, 2015 and 2014, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is a party to an investigation which, in the opinion of management, upon consideration of corporate council advice, it believes it is reasonably likely to not have an adverse effect on the financial condition, results of operation or cash flow of the Company in the future.

7.	Income Taxes:

The Company recorded no income tax provision or benefit for the years ended May 31, 2015 and 2014, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 34% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $5.1 million of net operating loss carry forwards that expire at various dates through 2035. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of May 31, 2015 and 2014, the Company had approximately $1,606,000 and $704,000, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2015 and 2014, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The valuation allowance increased approximately $902,000 during the year ended May 31, 2015 and decreased approximately $753,000 during the year ended May 31, 2014, respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

Description	2015	2014
Federal Statutory Rate	35%	35%
State Statutory Rate	5%	9%
Change in Rate / Other	2%	8%
Permanent Tax Differences	(1%)	(1%)
Calculated Rate	41%	51%
Actual Calculated Rate	(41%)	(51%)
Difference	0%	0%

8.	Subsequent event:

Management has evaluated all events subsequent to year end through the date of this filing, noting that none materially impacted the financial statements.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: August 31, 2015	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: August 31, 2015	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

18