Form 10-Q
period 2015-08-31
Chineseinvestors.com, Inc.
filed 2015-10-16
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of April 14, 2015 there were outstanding 7,249,305 shares of the issuer’s common stock, par value $0.001 per share and 1,285,000 shares of the issuer’s class A preferred stock, par value $0.001 per share and 1,565,000 shares of the issuer’s class B preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended August 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	August 31,	May 31,
	2015	2015

Assets
Current assets
Cash and cash equivalents	$261,995	$498,189
Accounts receivable, net	100,080	101,918
Note receivable - affiliate	–	1,148,000
Investments, available for sale, in affiliate	1,148,000	301,491
Investments, available for sale	210,940	–
Prepaid taxes	33,165	33,165
Other current assets	80,899	91,634
Total current assets	1,835,079	2,174,397

Non-current assets
Property and equipment, net	12,978	9,783
Website development, net	80,612	79,644
Total non-current assets	93,591	89,427

Total assets	$1,928,670	$2,263,824

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,487	$22,811
Accounts payable - due in stock	114,800	114,800
Deferred revenue	163,917	206,565
Unearned revenue paid in stock	152,778	173,611
Unearned Rental Income	30,000	–
Accrued liabilities	10,053	65,844
Accrued dividend	28,659	34,947
Total current liabilities	559,694	618,578

Non-current liabilities
Long-term deferred revenue	42,827	48,767
Total liabilities	602,521	667,345

Commitments and Contingencies

Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 905,000 were issued and outstanding at August 31, 2015 and May 31, 2015, respectively	905	905
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 2,415,000 and 1,885,000 were issued and outstanding at August 31, 2015 and May 31, 2015, respectively	2,415	1,885
Common stock $0.001 par value 80,000,000 authorized and 7,724,305 were issued and outstanding August 31, 2015 and May 31, 2015, respectively	7,725	7,725
Additional paid-in capital	14,549,640	13,971,170
Foreign currency gain	(20)	536
Unrealized gain/(loss) on investments available for sale	431,658	531,631
Accumulated deficit	(13,666,174)	(12,917,373)
Total Shareholders' equity	1,326,149	1,596,479

Total liabilities and shareholders’ equity	$1,928,670	$2,263,824

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended August 31,
	2015	2014
Operating revenues
Investor relations	$51,783	$480,372
Subscription	101,921	163,357
Other	12,624	1,058
Total revenue	166,328	644,787

Cost of services	246,244	221,826

Gross profit	(79,916)	422,961

Operating Expenses
General and Administrative Expense	515,406	380,585
Advertising Expense	106,378	59,125
Total Operating Expenses	621,784	439,710

Net profit/(loss) from operations	(701,700)	(16,749)

Other income/(expense)
Other Income	4,165	–
Interest expense	–	(6,452)
Deemed dividend for beneficial conversion of convertible preferred stock	(49,000)	–
Net realized gain/(loss) on marketable equity securities	(2,267)	(91,808)
Total other expense	(47,102)	(98,260)

Net income/(loss) available to common shareholders	(748,802)	(115,009)

Earnings per share attributable to common shareholders:
Basic loss per share	(0.10)	(0.02)
Diluted loss per share	(0.08)	(0.01)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,724,305	7,249,305
Weighted average number of shares outstanding - diluted	9,719,590	9,197,415

Net Income/(Loss)	(748,802)	(115,009)
Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	(99,973)	262,510

Comprehensive Income/(Loss)	(848,775)	147,501
Weighted average number of common shares outstanding - basic & diluted	7,724,305	7,249,305
Earnings/(loss) per share - basic	$(0.11)	$0.02

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 2015 and 2014 (Unaudited)

Expressed in U.S. Dollars

	2015	2014
Cash flows from operating activities
Net loss	$(748,802)	$(115,009)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(19,998)	(284,250)
Net realized (loss)/gain on marketable equity securities	(20,833)	–
Deemed dividend for beneficial conversion of convertible preferred stock	49,000	–
Depreciation and amortization	5,906	5,774
Stock based compensation	–	25,000
Changes in operating assets and liabilities
Accounts receivable	1,838	13,125
Other current assets	10,735	11,132
Accounts payable	36,677	(3,742)
Deferred revenue	(48,588)	(47,384)
Accrued liabilities	(26,347)	4,044
Deferred interest	(6,288)	6,452
Net cash used in operating activities	(766,700)	(384,858)

Cash flows from investing activities
Purchase of equipment	(10,070)	(13,950)
Proceeds from the sale of marketable equity securities	10,576	121,926
Net cash provided by investing activities	506	107,976

Cash flows from financing activities
Cash raised through sale of class B preferred stock	530,000	–
Net cash provided by financing activities	530,000	–

Net increase/(decrease) in cash and cash equivalents	(236,194)	(276,882)
Cash and cash equivalents - beginning of year	498,189	429,199
Cash and cash equivalents - end of year	$261,995	$152,317

Supplemental cash flow disclosures
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	–	11,138

See accompanying notes to the financial statements

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

1. Liquidity and Capital Resources:

Cash Flows – During the three months ending August 31, 2015, the Company primarily utilized cash and cash equivalents and proceeds from the sale of its available for sale securities to fund its operations and proceeds from the sale of its class B convertible preferred stock.

Cash flows used in operations for the three months ending August 31, 2015 and 2014 were ($766,699) and ($384,858), respectively, which was an increase from prior years. The increase of cash used in operations was primarily from the reduced revenue received as available for sale securities, the net loss generated from increased operating costs, and a reduced gross profit.

Capital Resources – As of August 31, 2015, the Company had cash and cash equivalents of $261,995 as compared to cash and cash equivalents of $498,189 as of May 31, 2015.

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

Investment in Affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000) $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be consider a level three fair value instrument.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At August 31, 2015 and May 31, 2015 there were deposit balances in a United States bank of $237,354 and $496,828 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At August 31, 2015 and May 31, 2015 there were deposits of $24,641 and $1,361, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of August 31, 2015 and May 31, 2015, the Company had accounts receivable of $100,080 and $101,918, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of August 31, 2015 and May 31, 2015, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W. Management expects to receive a full refund of the entire $33,165 as of August 31, 2015 withheld ($64,044 in total was withheld with $30,879 for a portion of the federal tax withheld was received in May 2015).

Investment’s, available for sale, in affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security starting in the period ending May 31, 2015. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000) $1,148,000. This value will be reassessed annually unless significant changes occur in the Company’s economic activity, so as of August 31, 2015, the reported value remained $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be consider a level three fair value instrument.

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

Other current assets were $80,899 and $91,634 at August 31, 2015 and May 31, 2015, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $5,906 and $5,774 for the three months ended August 31, 2015 and 2014, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of August 31, 2015 and May 31, 2015.

Accrued dividend – The accrued dividend balance represents dividend payable related to the Class “B” preferred stock. Accrued dividends were $28,659 and $34,947 for the periods ending August 31, 2015 and May 31, 2015.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	August 31,	May 31,
	2015	2015
China Employees’ Salaries and Commissions Accrual	$42,610	$50,779
Representative Office Tax Accrual	4,424	3,835
Other Accruals	1,963	11,230
	$48,997	$65,844

Unearned revenue, revenue paid in stock – For the three months ended August 31, 2015 and during fiscal year 2015, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through June 2016. The stock that had not been earned was valued at $152,778 at August 31, 2015 as compared to $173,611 at May 31, 2015. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Unearned rental revenue – The Company agreed to lease part of its corporate office space in Denver to two other companies from June 1, 2015 through May 31, 2015. The companies that leased the office space were required to prepay the entire year rent of $40,000. In the current quarter the Company recognized $10,000 in rental income resulting in a balance in unearned rental revenue of $30,000 as of August 31, 2015.

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

The majority of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments classified as level one were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange. It should be noted that 60,000 shares of the stock earned for consulting work, currently being held qualifies as a Level two instrument and has a book value of $67,500. The Company determined that the instrument was Level two because the market for this instrument was less active, as it was currently being distributed through a private placement memorandum, and was not a freely trading public stock. The value of the stock has been verified to be consistent with the carrying value and, therefore, not requiring an adjustment. The 2,800,000 shares of the stock owned in the affiliate, currently being held qualifies as a level three instrument and has a book value of $1,148,000. The Company determined that the instrument was level three because of the illiquid nature of the investment. The value of the stock has been determined by an independent valuation professional.

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	August 31, 2015			May 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	261,995	–	–	498,189	–	–
Investments	143,440	67,500	1,148,000	233,991	67,500	1,148,000
Total Financial Instruments	405,435	67,500	1,148,000	732,180	67,500	1,148,000

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

As of August 31, 2015, the Company had approximately $1,606,000 of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of August 31, 2015, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $106,378 and $59,125 in the three months ended August 31, 2015 and 2014, respectively.

Earnings (Loss) Per Share – Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings Per Share”.Fully diluted loss per share are not calculated and presented on the financial statements as the calculation would be antidilutive.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2014	389,035	0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2015	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at August 31, 2015	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of August 31, 2015:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$9,337
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$101,149
Weighted average contractual remaining term – options exercisable	0 years

As of August 31, 2015, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3. Stockholders’ Equity:

As of August 31, 2015 and May 31, 2015, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

Series B Convertible Preferred Stock

During the quarter ended August 31, 2015 the Company issued 530,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $530,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. At the time of preferred stock issuance in the current quarter the conversion price resulted in the company booking a deemed dividend of $49,000. This deemed dividend was calculated based upon a closing price on the date of the stock sale (the date the shares were formally accepted by the Company) averaging $.49 per share and an effective sale price (with conversion) per the preferred share agreement of $0.40 per share of common stock (530,000 times $0.09 = $49,000).

During the year ended May 31, 2015 the Company issued 1,885,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $1,885,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are also entitled to receive dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors for two years from issuance.

No dividends have been declared as of August 31, 2015. However, upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $1,475,700 as a deemed dividend recognizable over the nine months as the stock , resulting in a line item on the income statement under the Net Income (Loss) line for “Deemed dividend for beneficial conversion of convertible preferred stock” of $1,475,700 which will increase our paid-in capital and reduce our retained earnings. This deemed dividend was calculated based upon a trading price ranging from $0.45 to $0.76 per share closing price of trading on the OTCBB exchange where are stock is traded and effective sale price (with conversion) of $1.13 to $1.90 per share of common stock. The company has accrued the expense associated with delivering this dividend of 6% resulting in current accrued expense of $34,947 of accrued liability in the period ending May 31, 2015.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31, 2015	May 31, 2015
Furniture & Fixtures	$82,195	$75,527
Leasehold Improvements	23,417	23,417
	$105,612	$98,944
Less: Accumulated Depreciation	(92,634)	(89,160)
	$12,978	$9,784

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the three months ending August 31, 2015 and 2014 was $3,473 and $2,744, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	August 31,	May 31,
	2015	2015
Leasehold Improvements	$168,776	$165,374
Less: Accumulated Depreciation	(88,164)	(85,730)
	$80,612	$79,644

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the three months ended August 31, 2015 and 2014 was $2,433 and $3,030 respectively.

6. Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016, resulting in the following future commitments, based on the exchange rate at August 31, 2015 of the following:

2016 fiscal year	$ 51,326
2017 fiscal year	$ 20,348

Office Lease – Denver, Colorado – The Company entered into a lease for office space in Denver, Colorado. The lease period started June 1, 2015 and will terminate May 31, 2018, resulting in the following future commitments:

2016 fiscal year	16,000
2017 fiscal year	18,687
2018 fiscal year	19,355

Office Lease – New York – The Company entered into a lease for executive office space in New York, NY. The Lease period started April 21, 2015 and will terminate July 31, 2016 resulting in the following future commitments:

2016 fiscal year	$15,987

Office Lease – San Gabriel, California – The Company entered into a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and will terminate August 1, 2016 resulting in the following future commitments:

2016 fiscal year	$39,596
2017 fiscal year	9,313

Concentrations – During the periods ending August 31, 2015 and 2014, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

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

9. Subsequent event:

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

Three months ended August 31, 2015 compared to three months ended August 31, 2014.

Quarterly Revenues and Expenses

Subscription Revenue: There was a decrease in subscription revenues from $163,357 in the three months ended August 31, 2014 to $101,921 in the three months ended August 31, 2015

Business Services Revenue: As the Company continues to reduce its investor relations offerings is revenue in this category dropped to $51,783 in the quarter ending August 31, 2014, from $480,372 in the quarter ending August 31, 2014.

Other Revenue:  The slight variance in other revenue earned in the quarter ended August 31, 2014 of $1,058 to $12,624 in the quarter ended August 31, 2015, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold:  The cost of services sold increased from $221,826 to $246,244 from the quarter ending August 31, 2014 to the quarter ending August 31, 2015 as the company increased staffing expense associated with expanding its operations in the People’s Republic of China. This category of expenses consists of the cost of the PRC operations. Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to improve.

Gross profit margin: The Company’s gross profit margin dropped dramatically from 66% ($422,961 on $644,787 of revenue) in the quarter ending August 31, 2014 to (48)% ($(79,916 on $166,329 of revenue) in the quarter ending August 31, 2015.

General & Administrative Expenses: The Company’s general and administrative expenses increased from $380,585 to $515,406.  The increase in this expense category of $168,349 was related to additional staff and higher rent and travel expenses for the company’s operational personal.

Other Comprehensive Loss:  In the 2014 fiscal year the company began to maintain available for sale securities. In the current quarter the balance in unrecognized loss on securities changed from $531,631 at May 31, 2015 to $431,658 at August 31, 2015. This loss of $99,973 is reflected in other comprehensive income on the Company’s income statement.

Equity and debt

In the quarter ended August 31, 2015 the Company issued 530,000 shares of class B preferred stock in return for $530,000 in cash. No additional equity or debt transactions were completed in the quarter ended August 31, 2015.

It is likely that the Company will continue to issue its Class B preferred stock to fund its operating cost needs in the near future as it works to reach a point of future cash flow sustainability related to the timing of liquidity of marketable securities conversion.

Liquidity

The Company is currently addressing its liquidity issues by adjusting its business plan to generate more revenue, and by seeking investment capital through private placement of common stock and short-term debt. Since inception, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. We anticipate continuing to rely on sales of our securities as well as increasing our subscriptions services revenues in order to continue to fund our business operations. It should be noted that the Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete all of the additional sales of our equity securities as planned and noted herein or that we will be able arrange for other financing to fund our planned business activities.

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services noting this effort will require the expenditure of some additional capital but should increase our ability to remain profitable based upon our experience over the past 6 months. The second would be to create new sources of revenue (as noted herein and outlined in prior disclosures). This would also result in additional cash demands on the Company. The third would be to raise capital through the private placements of our stock or Private Investment in Private Enterprise (PIPE) devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. As of the date of this filing the Company has raised $2,415,000 through the issuance of its class B preferred stock. The filing allows the Company to raise up to $5,000,000 under the current offering.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: October 15, 2015	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: October 15, 2015	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

