Form 10-Q
period 2015-11-30
Chineseinvestors.com, Inc.
filed 2016-01-14
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of November 30, 2015 there were outstanding 7,724,305 shares of the issuer’s common stock, par value $0.001 per share and 905,000 shares of the issuer’s class A preferred stock, par value $0.001 per share and 2,535,000 shares of the issuer’s class B preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended November 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	November 30,	May 31,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$487,368	$498,189
Accounts receivable, net	98,541	101,918
Investments, available for sale, in affiliate	1,148,000	1,148,000
Investments, available for sale	122,646	301,491
Prepaid taxes	33,165	33,165
Other current assets	65,722	91,634
Total current assets	1,955,442	2,174,397

Non-current assets
Property and equipment, net	14,697	9,783
Website development, net	81,169	79,644
Total non-current assets	95,866	89,427

Total assets	$2,051,308	$2,263,824

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,123	$22,811
Accounts payable - due in stock	114,800	114,800
Deferred revenue	194,136	206,565
Unearned revenue paid in stock	131,944	173,611
Unearned Rental Income	20,000	–
Accrued liabilities	89,802	65,844
Accrued dividend	66,022	34,947
Total current liabilities	649,827	618,578

Non-current Liabilities
Long-term secured debt	660,000	–
Long-term deferred revenue	45,220	48,767
Total Non-current Liabilities	705,220	48,767

Total liabilities	1,355,047	667,345

Commitments and Contingencies
Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 905,000 were issued and outstanding at November 30, 2015 and May 31, 2015, respectively	905	905
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 2,415,000 and 1,885,000 were issued and outstanding at November 30, 2015 and May 31, 2015, respectively	2,535	1,885
Common stock $0.001 par value 80,000,000 authorized and 7,724,305 were issued and outstanding November 30, 2015 and May 31, 2015, respectively	7,725	7,725
Additional paid-in capital	14,671,770	13,971,170
Foreign currency gain	(86)	536
Unrealized gain/(loss) on investments available for sale	364,195	531,631
Accumulated deficit	(14,350,783)	(12,917,373)
Total Shareholders' equity	696,261	1,596,479

Total liabilities and shareholders’ equity	$2,051,308	$2,263,824

See accompanying notes to the financial statements.

CHINESEINVESTORS.COM, INC

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Six Months Ended November 30, 2015 and 2014

(Unaudited)

	Three Months Ended November 30, 2015		Six Months Ended November 30, 2015
	2015	2014	2015	2014
Operating revenues
Investor relations	$177,965	$339,840	$229,749	$820,212
Subscription	98,982	178,251	200,903	341,607
Other	12,316	1,315	24,940	2,375
Total revenue	289,263	519,406	455,592	1,164,194

Cost of services	265,973	205,806	512,217	427,629

Gross profit (loss)	23,290	313,600	(56,625)	736,565

Operating Expenses
General and Administrative Expense	613,974	332,873	1,129,381	713,456
Advertising Expense	80,564	79,351	186,942	138,476
Total Operating Expenses	694,538	412,224	1,316,323	851,932

Net profit/(loss) from operations	(671,248)	(98,624)	(1,372,948)	(115,367)

Other income/(expense)
Other income	174	–	4,339	–
Interest expense	(4,100)	(9,403)	(4,100)	(15,854)
Deemed dividend for beneficial conversion of convertible preferred stock	(2,250)	–	(51,250)	–
Net realized gain/(loss) on marketable equity securities	(7,184)	29,264	(9,451)	(62,544)
Total other income (expense)	(13,360)	19,861	(60,462)	(78,398)

Net income/(loss) available to common shareholders	(684,608)	(78,763)	(1,433,410)	(193,765)

Earnings per share attributable to common shareholders:
Basic loss per share	(0.09)	(0.01)	(0.19)	(0.03)
Diluted loss per share	(0.06)	(0.01)	(0.13)	(0.02)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic and diluted	7,724,305	7,240,835	7,724,305	7,249,305

Net Income/(Loss)	(684,608)	(78,763)	(1,433,410)	(193,765)

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	(67,463)	262,510	(167,436)	262,510

Comprehensive Income/(Loss)	(752,071)	183,747	(1,600,846)	68,745

Weighted average number of common shares outstanding - basic & diluted	7,724,305	7,240,835	7,724,305	7,249,305

Earnings/(loss) per share - basic	$(0.10)	$0.03	$(0.21)	$0.01

See accompanying notes to the financial statements.

CHINESEINVESTORS.COM, INC

STATEMENT OF CASH FLOWS

For the Six Months Ended November 30, 2015 and 2014 (Unaudited)

Expressed in U.S. Dollars

	2015	2014
Cash flows from operating activities
Net loss	$(1,433,410)	$(193,764)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(40,617)	(393,385)
Net realized (loss)/gain on marketable equity securities	(41,666)	77,525
Deemed dividend for beneficial conversion of convertible	51,250	–
Depreciation and amortization	11,010	13,324
Stock based compensation	–	25,000
Changes in operating assets and liabilities
Accounts receivable	3,377	7,453
Other current assets	25,912	(3,444)
Accounts payable	74,283	(17,443)
Deferred revenue	4,024	(107,185)
Accrued liabilities	(44,734)	(33,599)
Deferred interest	35,175	16,394
Net cash used in operating activities	(1,355,396)	(609,124)

Cash flows from investing activities
Purchase of equipment	(17,451)	(18,901)
Proceeds from note receivable - affiliate	–	17,648
Proceeds from the sale of marketable equity securities	52,026	426,225
Net cash provided by investing activities	34,575	424,972

Cash flows from financing activities
Cash raised through sale of class B preferred stock	650,000	–
Cash raised through issuance of long-term debt	660,000	–
Net cash provided by financing activities	1,310,000	–

Net increase/(decrease) in cash and cash equivalents	(10,821)	(184,152)
Cash and cash equivalents - beginning of year	498,189	429,199
Cash and cash equivalents - end of year	$487,368	$245,047

Supplemental cash flow disclosures
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	–	21,904

See accompanying notes to the financial statements.

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

1. Liquidity and Capital Resources:

Cash Flows – During the six months ending November 30, 2015, the Company primarily utilized cash and cash equivalents and proceeds from the sale of its available for sale securities to fund its operations and proceeds from the sale of its class B convertible preferred stock.

Cash flows used in operations for the six months ending November 30, 2015 and 2014 were ($1,355,396) and ($609,124), respectively, which was an increase from prior years. The increase of cash used in operations was primarily from the reduced revenue received as available for sale securities, the net loss generated from increased operating costs, and a reduced gross profit.

Capital Resources – As of November 30, 2015, the Company had cash and cash equivalents of $487,368 as compared to cash and cash equivalents of $498,189 as of May 31, 2015.

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

Investment in Affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000) $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be consider a level three fair value instrument

Foreign Currency – The Company has operations in the People’s Republic of China (“PRC”), however the functional and reporting currency is in U.S. dollars. To come to this conclusion, the Company considered the direction of ASC section 830-10-55.

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

4. Investor relations income is earned by the Company in return for delivering current, publicly available information related to our client companies. These revenues are prepaid by the client company and as such are initially recorded as an asset with an offsetting unearned revenue liability. This revenue is recognized over the term of the services period while the services are being provided. The value of the revenue earned is recognized every quarter based upon the client company’s stock closing price multiplied by the numbers of shares earned within that specific accounting period. By recognizing the revenue incrementally, we are following the guidelines of SAB Topic 13, in that we are only recognizing revenue once the value of the revenue received is fixed and determinable. In addition, we are applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period. The number of shares earned is a function of the time period for which services are provided over the contract period in relation to the price of the shares at the time of the services being delivered, added to the value of cash received if any, then recognized as revenue in the period the services were delivered.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2015 and May 31, 2015 there were deposit balances in a United States bank of $452,464 and $496,828 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At November 30, 2015 and May 31, 2015 there were deposits of $34,903 and $1,361, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of November 30, 2015 and May 31, 2015, the Company had accounts receivable of $98,541 and $101,918, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of November 30, 2015 and May 31, 2015, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W. Management expects to receive a full refund of the entire $33,165 as of November 30, 2015 withheld ($64,044 in total was withheld with $30,879 for a portion of the federal tax withheld was received in May 2015).

Investment’s, available for sale, in affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security starting in the period ending May 31, 2015. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000) $1,148,000. This value will be reassessed annually unless significant changes occur in the Company’s economic activity, so as of November 30, 2015, the reported value remained $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be consider a level three fair value instrument.

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

Other Current Assets – Other current assets are comprised of various deposits on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $65,722 and $91,634 at November 30, 2015 and May 31, 2015, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $11,010 and $13,323 for the six months ended November 30, 2015 and 2014, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of November 30, 2015 and May 31, 2015.

Accrued dividend – The accrued dividend balance represents dividend payable related to the Class “B” preferred stock. Accrued dividends were $66,022 and $34,947 for the periods ending November 30, 2015 and May 31, 2015.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	November 30, 2015	May 31, 2015
China Employees' Salaries and Commissions Accrual	61,853	50,779
Representative Office Tax Accrual	12,607	3,835
Other Accruals	15,342	11,230
	$89,802	$65,844

Unearned revenue, revenue paid in stock – For the six months ended November 30, 2015 and during fiscal year 2015, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through June 2016. The stock that had not been earned was valued at $131,944 at November 30, 2015 as compared to $173,611 at May 31, 2015. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Deferred revenue – The company receives payment for subscription revenues in advance before the subscription service is granted. The company recognizes the revenue as being earned as the services are deliver. The amount paid for which services have not yet been delivered related to subscription revenues is recorded as a liability in the current or long-term portion of the liabilities section of the balance sheet. The deferred revenue balance that will be earned in the next twelve months was $194,136 at November 30, 2015 as compared to $206,565 May 31, 2015. The long-term deferred revenue balance was $45,220 on November 30, 2015 as compared to $48,767 May 31, 2015.

Accounts payable – due in stock – The company had a commission agreement in place that applied to all new business individually generated by its executives. At May 31, 2015 the company determined the value of the investment in affiliate (Medicine Man Technologies, Inc.) and the related accounts payable due in stock to one of its executives as being $.41 per share based upon an independent valuation. Based upon this valuation the Company recorded a liability of accounts payable due in stock of $114,800 on its currently balance sheet. As the company’s stock is not currently liquid, this valuation has not changes as of November 30, 2015. These note are scheduled to be repaid from January through April of 2017.

Unearned rental revenue – The Company agreed to lease part of its corporate office space in Denver to two other companies from June 1, 2015 through May 31, 2015. The companies that leased the office space were required to prepay the entire year rent of $40,000. In the current quarter the Company recognized $20,000 in rental income resulting in a balance in unearned rental revenue of $20,000 as of November 30, 2015.

Long-term debt, secured by stock – The Company obtained long term debt of $660,000 from various individuals, secured by 660,000 shares of the company owned stock in Medicine Man Technologies, Inc. These notes currently have an interest rate of a minimum of 9% annually, but may increase based upon the performance of the collateral if it becomes liquid in the future. Currently the affiliate is a private company and has had no trading transaction, therefore the base interest rate of 9% is the only interest accrued. The affiliate, Medicine Man Technologies, Inc. received clearance from the SEC September 30, 2015.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	November 30, 2015			May 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	487,368	–	–	498,189	–	–
Investments	55,146	67,500	1,148,000	233,991	67,500	1,148,000
Total Financial Instruments	542,514	67,500	1,148,000	732,180	67,500	1,148,000

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

As of November 30, 2015, the Company had approximately $1,606,000 of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of November 30, 2015, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $186,942 and $138,476 in the six months ended November 30, 2015 and 2014, respectively.

Earnings (Loss) Per Share – Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings Per Share”. Fully diluted loss per share are not calculated and presented on the financial statements as the calculation would be antidilutive.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2014	389,035	0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2015	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at November 30, 2015	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of November 30, 2015:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$9,337
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$101,149
Weighted average contractual remaining term – options exercisable	0 years

As of November 30, 2015, future compensation costs related to options issued was $0.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk-free interest rate	1.44%
Expected life of options	4-5 years
Annualized volatility	90.6%
Dividend rate	0%

3. Stockholders’ Equity:

As of November 30, 2015 and May 31, 2015, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value class A preferred stock and 20,000,000 shares of $.001 par value class B preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the year ended May 31, 2015, the Company converted 380,000 shares of preferred stock for 475,000 shares at a conversion rate of $1.25 per share of preferred stock.

During the year ended May 31, 2014, the Company converted 718,776 shares of preferred stock for 910,970 shares at a conversion rate of $1.25 per share of preferred stock.

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

Series B Convertible Preferred Stock

During the six months ended November 30, 2015 the Company issued 650,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $650,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. At the time of preferred stock issuance in the current quarter the conversion price resulted in the company booking a deemed dividend of $51,250. This deemed dividend was calculated based upon a closing price on the date of the stock sale (the date the shares were formally accepted by the Company) averaging approximately $.478 per share and an effective sale price (with conversion) per the preferred share agreement of $0.40 per share of common stock (650,000 times $0.078 = $52,500).

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

No dividends have been declared as of November 30, 2015. However, upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $1,475,700 as a deemed dividend recognizable over the nine months as the stock , resulting in a line item on the income statement under the Net Income (Loss) line for “Deemed dividend for beneficial conversion of convertible preferred stock” of $1,475,700 which will increase our paid-in capital and reduce our retained earnings. This deemed dividend was calculated based upon a trading price ranging from $0.45 to $0.76 per share closing price of trading on the OTCBB exchange where are stock is traded and effective sale price (with conversion) of $1.13 to $1.90 per share of common stock. The company has accrued the expense associated with delivering this dividend of 6% resulting in current accrued expense of $34,947 of accrued liability in the period ending May 31, 2015.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30, 2015	May 31, 2015
Furniture & Fixtures	$86,172	$75,527
Leasehold Improvements	23,417	23,416
	$109,589	$98,943
Less: Accumulated Depreciation	(94,892)	(89,160)
	$14,697	$9,783

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the six months ending November 30, 2015 and 2014 was $5,732 and $7,129, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	November 30, 2015	May 31, 2015
Website development	172,178	165,374
Less: Accumulated Depreciation	(91,009)	(85,730)
	$81,169	$79,644

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2015 and 2014 was $5,278 and $6,195 respectively.

6. Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016, resulting in the following future commitments, based on the exchange rate at November 30, 2015 of the following:

2016 fiscal year	$51,326
2017 fiscal year	$20,348

Office Lease – Denver, Colorado – The Company entered into a lease for office space in Denver, Colorado. The lease period started June 1, 2015 and will terminate May 31, 2018, resulting in the following future commitments:

2016 fiscal year	$16,000
2017 fiscal year	$18,687
2018 fiscal year	$19,355

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

Concentrations – During the periods ending November 30, 2015 and 2014, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

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

During the 2nd quarter of fiscal year 2016 the company continued to develop its investor relations business. These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

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

Six months ended November 30, 2015 compared to six months ended November 30, 2014.

Quarterly Revenues and Expenses

Subscription Revenue: There was a decrease in subscription revenues from $341,607 in the six months ended November 30, 2014 to $200,903 in the sox months ended November 30, 2015

Business Services Revenue: As the Company continues to reduce its investor relations offerings the revenue in this category dropped to $229,749 in the six months ending November 30, 2015, from $820,212 in the six months ending November 30, 2014.

Other Revenue:  The slight variance in other revenue earned in the six months ended November 30, 2014 of $2,375 to $24,940 in the six months ended November 30, 2015, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold:  The cost of services sold increased from $427,629 to $512,217 in the six months ending November 30, 2014 to the six months ending November 30, 2015 as the company increased staffing expense associated with expanding its operations in the People’s Republic of China. This category of expenses consists of the cost of the PRC operations. Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to improve.

Gross Profit Margin: The Company’s gross profit margin dropped dramatically from 63% ($736,565 on $1,164,194 of revenue) in the six months ending November 30, 2014 to (12%) ($56,625 loss on $455,592 of revenue) in the six months ending November 30, 2015.

General & Administrative Expenses: The Company’s general and administrative expenses increased to $1,129,381 from $713,456. The increase in this expense category of $415,925 was related to additional staff and higher rent and travel expenses for the company’s operational personal.

Other Comprehensive Loss:  In the 2014 fiscal year the company began to maintain available for sale securities. In the current quarter the balance in unrecognized loss on securities changed from $531,631 at May 31, 2015 to $364,195 at November 30, 2015. This loss of $167,436 is reflected in other comprehensive income on the Company’s income statement.

Equity and debt

In the six months ended November 30, 2015 the Company issued 650,000 shares of class B preferred stock in return for $650,000 in cash. In addition, during that same period the Company issued $660,000 in debt secured by its Medicine Man Technologies common stock. No additional equity or debt transactions were completed in the six months ended November 30, 2015.

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

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are three avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services noting this effort will require the expenditure of some additional capital but should increase our ability to remain profitable based upon our experience over the past 6 months. The second would be to create new sources of revenue (as noted herein and outlined in prior disclosures). This would also result in additional cash demands on the Company. The third would be to raise capital through the private placements of our stock or Private Investment in Private Enterprise (PIPE) devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. As of the date of this filing the Company has raised $2,535,000 through the issuance of its class B preferred stock. The filing allows the Company to raise up to $5,000,000 under the current offering.

Plan of Continued Operations

The Company plans to continue to meet all of its obligations as well as conform with all of the requirements of remaining a fully reporting a public company while increasing its market presence as well as services offering spectrum.

PART II – OTHER INFORMATION

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

ChineseInvestors.com, Inc.
(Registrant)

Date: January 14, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: January 14, 2016	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

