Form 10-K/A
period 2015-05-31
Chineseinvestors.com, Inc.
filed 2016-02-09
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-K/A

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

4880 Havana Street, Suite 102, Denver, CO 80239

Brett Roper, Director of Administrative Services - (303) 481-4416 or (303) 345-1262

Copies to: Michael E. Shaff, Esq., Irvine Venture Law Firm, LLP

19900 MacArthur Boulevard, Suite 1150, Irvine, CA 92612 Telephone (949) 660-7700

Securities registered pursuant to Section  12(g) of the Act:

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

CHINESEINVESTORS.COM, INC

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

FISCAL YEAR ENDED MAY 31, 2015

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Our actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. “Risk Factors.”

Part I

NOTE: When we use the term(s) “we,” “us,” “our” and “the Company,” we mean ChineseInvestors.com, an Indiana corporation.

Item 1. Business.

1.a.) General Development of Business.

ChineseInvestors.com was incorporated on January 6, 1997 in the State of Indiana under the corporate name “MAS Acquisition LII Corp.” Prior to June 12, 2000, the Company was a ‘blank check’ company seeking a business combination with an unidentified business.

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

Chineseinvestors.com, Inc. was established as an ‘in language’ (Chinese) financial information web portal, offering various levels of information relative to the US Equity and Financial Markets, as well as certain other specific financial markets (including China A Shares, FOREX, etc.). Over the years, various informational components have been added and the general content improved as the Company continues to derive a material portion of its income from various subscription services it offers to its customers. We offer subscription services to provide education about investing and news and analysis on the stock market as well as news about particular stocks that we are following. Nevertheless, we do not provide our subscribers with individualized investment advice and never have investment discretion over any subscribers’ or site visitors’ funds. As described below, providing investor relations services for other companies, especially those requiring Mandarin language support, now account for our most significant revenue sources.

Chineseinvestors.COM, Inc. has been in continuous operation since July 1999 using the web domains (uniform resource locators) of www.chineseinvestors.com and www.chinesefn.com.

We established a Representative Office business presence in leased office space in Shanghai, China in late 2000 from which we fulfill most of our support types of service and also have a leased office presence in Arcadia, California.

In 2010, the Company filed a Form 10 registration statement for us to become a public reporting company under the Exchange Act of 1934 in order to facilitate the Company’s’ ability to raise capital on the public market. In particular, we have retained the firm of B F Borgers CPA PC to be our independent auditor.

We selected Glendale Securities having offices in Sherman Oaks, California as the market maker for our common stock, the price of which is quoted on the OTC:QB marketplace.

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

In December 2009, the Company purchased a note held by Hollingsworth LLC, a past majority shareholder for $112,500. The note was related to a purchase of Hollingsworth LLC’s interests in the Company by Mr. L. J. Sabean (hereafter referred to as Sabean), a shareholder in October 2005 (as noted in our prior disclosures).

In January 2010, the Company repurchased 13,451,461 shares from Sabean in consideration of a payment of $150,000, forgiveness of the note receivable owed by Sabean (via the Hollingsworth LLC interests as purchased in October 2005), and through the issuance of 2,500,000 stock options. The Company then retired these shares to treasury reducing the total number of shares outstanding accordingly.

In April 2010 and with Mr. Myers earlier resignation in March 2009, the Board of Directors had been seeking a new independent member for the Board of Directors, as it anticipated filing a Form 10 registration statement in an effort to become a public reporting company later in the year. On April 30, 2010, James S. Toreson was appointed to the Board of Directors. The Board of Directors felt that Mr. Toreson’s general corporate experience and past service with the Company (Interim CEO from March 2002 through March 2003) qualified him as an excellent choice for its first independent director. Mr. Toreson was originally nominated by Hollingsworth LLC as a condition of their participation and purchase of stock as noted but Mr. Toreson has not been affiliated with the Hollingsworth or its principals since March 2003.

On June 26, 2010, the Company held an annual meeting of its shareholders in Arcadia, California. Mr. Wang, Mr. Roper, and Mr. Toreson were elected to full terms as directors at the meeting.

The Company conducted a private placement of our shares of common stock under a Regulation D offering in January 2012. The proceeds of the private placement have been applied to continuing our growth. As of May 2012 we had raised $525,000 through the sale of 4,375,002 shares of common stock at $0.12 per share, adding 17 new shareholders resulting in a total of 352 shareholders of record. We did not use a broker-dealer to sell our shares in that private placement.

In June 2011 the Company elected to increase the target amount raised within the Regulation D private placement from $1 million to $1.5 million.

As of August 29, 2011 the Company had raised $1,069,000 through the sale of 8,908,335 shares of its common stock to 27 accredited investors.

In August 2011, the Company repurchased 5,170,106 shares and retired 2,500,000 options belonging to Sabean in consideration of a payment of $250,000 that included certain repayment terms and condition. As of August 3, 2012 Sabean is no longer a shareholder in the Company.

In December 2011, the Company entered into an agreement for services with KrisWorld Development Limited of Hong Kong in support of their Binary Options business and as noted in various news releases at that time.

In March 2012, the Company completed an offering of its convertible preferred stock raising $2,003,776 through the sale of 2,003,776 shares of its convertible preferred stock. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after six months from the date of issuance of February 29, 2012. The holders of shares of preferred stock are also entitled to receive cumulative dividends in preference to any declaration or payment of any dividend at the rate of $.06 per share per annum when, and if declared by the Board of Directors. In a related action, in March 2012, the Company retired the remaining balance of the note related to the repurchase of shares as noted above with Sabean at a substantial discount as reflected in our financial statements.

In May 2012, the Company began to offer various corporate consulting services as well as public company consulting for smaller private businesses considering various public options and as noted in various news releases at that time.

In July 2012, the Company modified its services agreement with KrisWorld Development Limited of Hong Kong in consideration of deploying a client service center related to supporting service offerings with KrisWorld in Shanghai, China. This client service center accommodated up to 80 employees and began operations in early August 2012. This endeavor was ‘shuttered’ in November 2012 due to a lack of support (financial and management) from Krisworld as they had primary operating responsibility for the management of this operation.

In March 2013, the Company noted the default of KrisWorld Development Limited of Hong Kong in making payments due for services that the Company had performed. During this interim period (through the filing of this 10K), the Company has received complaints from, and expects to continue to receive comments from, clients of Krisworld Limited of Hong Kong related to their binary options platform performance as well as an inability to withdraw funds from their Krisworld accounts.

In April 2013, the Company entered into an agreement with Medicine Man Production Company, a Colorado S Corporation, to develop and extensive intellectual property base that would reflect its past as well as current experience as a Cannabis Cultivation and Dispensary Operator in Denver, Colorado for the express purpose of deployment of such into manuals that could then be used to create a new business entity that could market such experience to those wishing to enter into the Cannabis industry space in other states or countries.

In April 2014, the Company, in conjunction with Medicine Man Production Corporation established a new corporate entity in Nevada (C Corporation), Medicine Man Technologies, Inc. for the express purpose of marketing and promoting the new business as an advisor in the Cannabis industry space. In exchange for its support over the past year plus, the Company (ChineseInvestors.COM) received 2,800,000 shares of common stock of Medicine Man Technologies. Those shares had a value of 41¢ per share as of May 31, 2015, based on an appraisal that we obtained. This new enterprise is also expected to pursue a public company strategy in the next year. Medicine Man Technologies itself is not engaged in the cultivation or marketing of marijuana. However, its likely market is the independent grower in states that have just legalized the cultivation and sale of marijuana, either for medical use or on an unrestricted basis. At this time only a few states have fully legalized marijuana cultivation and sale and those activities remain illegal under federal law. If other states fail to legalize marijuana cultivation, sale and use, Medicine Man Technologies’ potential market will be very limited and it will face competition from other similarly situated advisory companies.

As of May 31, 2015 the Company had raised $1,885,000 through the sale of 1,885,000 shares of its Class “B” preferred stock to accredited investors and a limited number of non-accredited investors.

1.c.) General Company Information.

Market and Market Prospects

A significant market focus of the Company is on the segment of the Chinese population (both in the US and abroad) that does not have English language reading and or speaking skills but who wish to participate in the various financial markets that typically do not offer real time Chinese language information from an investment and or general information perspective. With the emergence of a Chinese middle class as well as those who have had wealth transferred to them, there appears to be a continuing expansion of interest by the Chinese public in the general financial and securities marketplace as a whole.

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

The Company

General Corporate Support Services

In June 2012 the Company initiated its first corporate support service (hybrid IR) support effort to Nova Lifestyle, Inc. (Nova) a company whose shares of common stock are quoted on the OTCQB marketplace. We have provided Nova’s global operations with interim general share and shareholder support via messaging and information delivery to the Company’s subscribers. The initial period (beginning June 15, 2012) was so successful that Nova engaged the Company for a twenty-four month services contract in exchange for 100,000 shares of Nova’s (Symbol “STVS”) common stock.

We provide corporate awareness and general stock support though our relationships with our subscribers. Our typical clients are generally corporations whose shares are listed on the OTC and other broader exchanges (NASDAQ and NYSE). As of the date of this filing we have provided some level of investor relations services to over 40 different companies, generating over $3,000,000 stock related revenue in the annual period ending May 31, 2015.

In this fiscal year ending May 31, 2015, we experienced substantial losses in value we reported in prior periods due to market volatility of the stock we have taken in compensation for our services. All such stock is accepted as restricted and not liquidated at any point during which we actively provide support or advertising services to a client.

It should also be noted that while these shares have had a cumulative negative impact to our fiscal year 2015 performance numbers, we have not liquidated those losing significant value based upon a strategic decision to hold such undervalued shares of stock until such time in the future as they may be able to restore the value related to the services we provided them historically.

As an example, we currently hold 130,000 shares of an OTCQB listed company earned in a prior period ending March 2014 when the stock was trading in the $3 plus range. Although the stock was restricted as well as illiquid to our company at that time, we nonetheless had to account for a value in accordance with GAAP which required us to record the compensation at that value even though we were restricted from disposition until March of 2015 by agreement. Our services ended in early March 2015 at a time when the stock was only valued at $0.09 per share. The issuer had entered into a PIPE agreement in October 2014 that had a disastrous impact on the issuer’s stock value not due to any fault of ourselves as a service provider.

As another example, we currently hold 41,365 shares of another OTCQB listed company earned in February 2014 when the stock was trading in the $3 plus range. Although the stock was restricted as well as illiquid to our company at that time, we nonetheless had to account for a value in accordance with GAAP which required us to record the compensation at that higher value even though we were restricted by agreement from disposition until late February 2015. Our services ended in early January 2014 when the stock was only valued at $0.62 per share (after a 3.5:1 reverse split). The issuer still has not been able to deliver us free trading shares for our services for various technical reasons as of the date of this filing. As of June 1, 2015 that stock was trading at $0.33 per share, down (post reverse split) from the time we supported it by over 95%.

Medicine Man Technologies Inc. Support Services

The Company is participating in the startup as well as initial operations of Medicine Man Technologies in consideration of receiving 2,800,000 shares of common stock of the business. The Company was just valued at $0.41 per share on a private basis and is expected to enter the OTC marketplace as a fully reporting OTC:QB listed enterprise later this year.

Other Support Services

The Company is also participating in several other startup businesses wherein it will earn shares of stock in exchange for utilization of its significant experience in this general arena including the specialty arena focusing on Cannabis venture of the private, pre-public, and public nature. We believe that this new avenue of business opportunity will become a very valuable component of our business development strategy

SUBSCRIPTION SERVICES

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

The Company has worked toward establishing its web presence but due to the lack of site use information in competitor companies and based upon our website access metrics, the Company must acknowledge that while it has a substantial public audience potential, it is difficult to ascertain exactly where any specific leadership position lies and therefore can make no definitive statement as to an overall position of our website and presence within our specific marketplace. Recently (January 2015 Web Trends Report) the Company experienced over 89,000 unique visitors represented approximately 745,000 visitor sessions, noting the average site visit lasted just over 21 minutes.

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

It should be noted that ChineseInvestors.com is not a Registered Investment Advisor or a Broker/Dealer. All website users acknowledge on the website that they understand that we provide information and not investment advice. ChineseInvestors.com advises all readers and subscribers to seek advice from a registered professional securities representative before deciding to trade in the securities of any companies featured by ChineseInvestors.com or anyone. All statements and expressions are the opinion of the companies featured and are not meant to be a solicitation or recommendation to buy, sell, or hold securities.

The accuracy or completeness of the information on our website is only as reliable as the sources they were obtained from. All of our sources of information are public sources. ChineseInvestors.com, its officers, directors, employees or any affiliated parties make no representation or warranty as to the accuracy of the information provided. Users are advised that all information concerning the companies featured on our website should be verified independently with the featured company. Factual statements are made as of the date stated and are subject to change without notice. On our website we disclaim responsibility for any claims made by any company we feature.

Investments in all stocks are generally deemed to be highly speculative and do involve substantial high risk, making it appropriate for readers to consult with professional investment advisors and to make independent investigations before acting on information published by ChineseInvestors.com.

ChineseInvestors.com and our affiliates may increase or decrease its ownership interest in any featured companies at any time before, during or after distribution of information. We may profit in the event the shares of the company featured by us increase in value. These positions may be liquidated from time to time even after we have made positive comments regarding the company. The receipt of this information constitutes your acceptance of these terms and conditions.

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

Education Materials (Video Training), Stock Investment

These training materials are offered in a CD/DVD format and include 1) fundamentals critical to a consistent investment strategy, 2) what to look for in creating a fundamental analysis, 3) how to spot various trading opportunities, 4) how to find swing trading opportunities for individual stocks, and 5) what is position trading and holding time analysis. In addition we also provide evaluations as well as analyze all the sample shareholdings and volatile stocks in our sample portfolio. In this way we strive to help you understand why you may be making certain moves so that you can learn various rationales and strategies, thus becoming a better investor. These educational materials are based upon historic performance information and do not provide advice on current potential investments, but rather provide an educational point of reference only.

Option Investment & Trading Subscription Services

This program includes 1) instructional analysis for Market Index Option Trading, 2) instructional analysis for Stock Option Trading, 3) instruction and analysis for long term Stock Option Trading, 4) introductory articles for Options, 5) real-time market education and analysis, and 6) pre-market analysis of three stock indexes daily chart analysis of the Dow-Jones Industrial average, the NASDAQ index and the Standard & Poor’s index with our views and outlook for the three index options including a sample daily tracking of option portfolio.

Dark Horse Subscription Services

The Dark Horse column focuses on the US-listed small-cap stocks (with trading caps below 100 million shares over the twelve month calendar year); it is intended as a place where investors from novices to professionals come to for ideas on which companies demonstrate certain characteristics indicating growth even in a challenged economy. This is a subscription based service that analyzes individual stocks and provides an experienced investor’s opinion to all members of the service on various companies. This analysis does not provide individual investment advice but rather provides an outlook as to the company’s current and potential performance to the entire group. The Dark Horse research staff spends time daily researching small-cap stocks (virtually all of which are listed for trading on the NYSE or NASDAQ-NMS) to identify those issues with advancement potential based upon various commonly used measurement metrics every week from more than 9,000 US-listed stocks for the service's model portfolio.

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

General Advertising Services

The Company provides website based advertising.

Free Analysis and Research Tools

We also provide a free stocks and research tool to our subscribers customers including the following services:

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

The Company’s common stock is listed for quotation on the OTC:QB marketplace. The Company’s preferred stock and debt obligations are not publicly traded. The high quote for the Company’s common stock was 80¢ per share and the low was 35¢ during the 2015 fiscal year. The Company has issued 7,249,305 shares of its common stock, 905,000 shares of the issuer’s Class “A” preferred stock, par value $0.001 per share and 1,885,000 shares of the issuer’s Class “B” preferred stock, par value $0.001. The Company has never declared or paid a dividend distribution on its preferred or common shares. The Company did not issue its officers or employees any stock or derivatives such as options to purchase stock as compensation for services during the 2015 fiscal year, but, Paul Dickman, our chief financial officer, did dispose of shares that he had received in prior periods for services. Mr. Dickman, the Company’s CFO, sold 50,000 shares of common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2015

Revenues

Overall revenues declined from $3,902,403 in the period ending May 31, 2014 to $2,441,672 for the period ending May 31, 2015. The Company experienced a decrease in subscription based revenues ($722,887 in fiscal year 2014 decreased to $590,097 in fiscal year 2015) and investor relations revenues ($3,166,516 in fiscal year 2014 decreased to $1,838,550 in fiscal year 2015). This decrease is related to various market related pressures and our support of other companies in which we took restricted stock in compensation. The Company also supports a privately held ancillary marijuana company (Medicine Man Technologies, Inc. based in Denver, Colorado) for which the Company was compensated 2,800,000 shares of Medicine Man Technologies’ common stock that produced an offset to the poor stock compensation performance for the Company in that we estimate that the Medicine Man Technologies stock has appreciated by $1,148,000 (conservative private valuation in Management’s opinion) since we were granted that stock. Management had expected to become publicly traded later in our fiscal 2016 The common stock of Medicine Man Technologies is now quoted on the OTCQB marketplace. Management will continue to focus on similar opportunities as well as focusing on growth in our subscription/content and investor relation and other financial service related support lines of business as they relate to the US and North American based Chinese population.

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

The Company recognized a realized loss on marketable securities of $1,884,104 in the current period as compared to a realized gain in the prior year of $59,140. This significant paper loss was caused by the nature of the highly volatile stock the Company had received as payment for its investor relations services in prior periods. When the stock was received as payment, its transfer was restricted in compliance with SEC Rule 144 which requires a six month hold before transfer restrictions can be released. As the Company’s investor relations service contract was frequently completed within that six month holding period, by that time in many occasions the stock was sold at a significant loss from the value at the time received.

It should also be noted that while these shares have had a cumulative negative impact to our fiscal year 2015 performance numbers, we have not liquidated those losing significant value based upon a strategic decision to hold such undervalued shares of stock until such time in the future as the value of those securities approximates the value of the services we rendered.

The cumulative impact of such a required accounting practice was a paper charge to earnings of $1,884,104 in fiscal year 2015.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. The Company raised $1,885,000 through the issuance of its class “B” preferred stock, in an offering that is still ongoing. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. However, there can be no assurance that the Company currently has sufficient capital or access to capital needed for operations for the next annual period.

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

Contractual Obligations

We have no contractual obligations outstanding other than those based on a month to month continuing basis as they relate to technical services (web hosting, Bloomberg services, etc.) and as they relate to a specific office space lease in Shanghai, China (located at 333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021) and office space lease in 4880 Havana Street, Suite 102, Denver, CO 80239.

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

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	48	Dec. 1999	Chief Executive Officer and Chairman of the Board
Brett Roper	63	Mar. 2002	Secretary of the Board of Directors and Chief Operating Officer
Paul Dickman	35	Aug. 2012	Chief Financial Officer
James S. Toreson	73	Apr. 2010	Director (Independent) (Previous Board Service Mar. 2002 thru Apr. 2003)

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	James S. Toreson served on the Board of Directors previously in association with the Hollingsworth LLC ownership time period from March of 2002 through August of 2003. Mr. James S. Toreson is the single voting member of our audit, nominating, and compensation committees although Mr. Warren Wang and Mr. Brett Roper serve on these committees in a non-voting capacity as Management Representatives.

III.	Mr. Toreson and Mr. Roper had no relationship with Mr. Wang or each other prior to October of 2001 when they were introduced to each other, as well as the Company and Hollingsworth LLC as a part of the Due Diligence Team assembled to provide consideration and support to Hollingsworth LLC prior to their investment in the Company, occurring in March 2002.

IV.	Mr. Roper served on the Board of Directors starting in March 2002 (through December of 2005 as the Hollingsworth LLC Representative) and continues to serve in that capacity as of this date. Mr. Roper’s general business experience is very broad based, having exposure to operating company management, real estate investment and rehabilitation projects, and a wide variety of industry channels. He currently services as the Company’s COO as well as Secretary of the Board of Directors.

V.	The Audit Committee was enlarged to three persons in June 2010 with James S. Toreson serving as its Chairman and single voting member as of this date. Mr. Toreson, who is independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B) has been determined to have the necessary financial experience to serve as the committee financial expert. Mr. Toreson is qualified as a financial expert due to his understanding of generally accepted accounting principles which he has gained through a combination of education and experience as a key executive for over 30 years in a wide variety of businesses. A brief summary of his business experience is listed below Mr. Roper and Mr. Wang serves on the committee in a non-voting capacity.

VI.	Mr. Dickman has served as the Chief Financial Officer starting in July 2010 and continues to serve in that capacity as of this date. Mr. Dickman has a broad range of accounting and finance experience. He began his career working as an auditor and financial consultant with several regional accounting firms. In addition to his work as Chief Financial Officer for Chineseinvestors.com, Inc. he has also been the Chief Financial Officer for several other public and private companies.

Biographical information:

Warren Wang founded the Company in late 1999. Warren was born in 1968, in Shanghai, China. He studied finance at St. John’s University in New York. Mr. Wang has served as Chief Executive Officer, Chairman of the Board, and Director of ChineseInvestors.com since its inception with the exception of March, 2002 through August of 2003 when James S. Toreson served as the Company’s Chief Executive Officer as a condition of the Hollingsworth LLC investment. He was previously the Vice President of Investments for Tradeway Securities Group, a Senior Financial Consultant for Waldron & Co., and a Senior Account Executive for Donald & Co. Securities. Mr. Wang has over 15 years of experience in the financial markets industry and has extensive experience in management, project development, sales, marketing, accounting, and administration. Mr. Wang is Chartered Financial Analyst (CFA) Candidate as well as a member of the Market Technicians Association (MTA).

Brett Roper has served on the Company’s Board of Directors since 2002 and has provided assistance to the Company in a number of capacities including Majority Shareholder representation (2002 through 2006), Secretary of the Board (current), operating planning and development, financial planning and development, and various other duties as requested. He currently resides in Denver, Colorado, providing business development and general support services for various companies while working as needed for ChineseInvestors.com. He has an extensive background in management and has traveled to China several times over the years providing additional support services to the Company. Brett has agreed to provide for the coordination and general support for near-term activities and planning.

James S. Toreson joined the Board of Directors in May of 2010 and has over 30 years of experience as a key executive, leading high-tech companies through their start-up, turn around, and growth phases. He was instrumental in providing strategic planning, capital transactions, and strategic partnerships, including IPOs; secondary offerings; private placements; acquisitions; divestitures; and far-east joint ventures with major companies in Japan, Korea, Taiwan, and the People’s Republic of China. He is a “hands on” serial entrepreneur with a broad range of expertise in product development, marketing, manufacturing, quality system such as ISO 9000 and Six Sigma, flexible automation, and is the author of several patents in computer hardware technology. In the early part of his career, he made leading edge technical contributions in the fields of integrated circuits; computer design; computer peripherals, hard disk development, including, thin film heads, thin film media and computer aided manufacturing at world class companies including Xebec, Hewlett-Packard, Spectra-Physics, and Bell Telephone Laboratories. His current activities are in the design and deployment of utility-scale solar PV power plants. He is an honors graduate of the University of Michigan with a BSEE and MSEE, and was awarded a Doctorate from the University of Nevada, and has done post-graduate work in computer engineering at the University of Pennsylvania and Santa Clara University. He currently serves as the board’s single independent member. The Board has adopted the NASDAQ® definition of an independent director. Under those rules, Mr. Toreson would be considered independent if he is not an employee of the Company and he does not have a relationship with the Company that would interfere with his exercise of independent judgment in acting as a director of the Company. Mr. Toreson has advised Messrs. Wang and Roper that he has no such relationship that would interfere with his exercising independent judgment as a director of the Company.

Paul Dickman is the Chief Financial Officer of Chineseinvestors.com, Inc. Mr. Dickman has served as the Chief Financial Officer for companies in a variety of industries, both domestically and abroad. He has successfully taken numerous companies through multiple fund raising transactions, including private placements of debt and equity and initial public offerings. Prior to joining Chineseinvestors.com, Inc., he worked as an auditor with two large regional accounting firms, with an emphasis in auditing small publicly traded companies and he was employed for several years with a private equity investment firm in various capacities. Mr. Dickman received a Bachelor of Science degree in finance and accounting, and has been a licensed CPA since 2005. In addition, Mr. Dickman is a Fellow of the National Association of Corporate Directors, a member of the National Association of Corporate Secretaries, and serves on the board of the Rockies Venture Club in Denver, CO.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2015 and May 31, 2014.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation (3)	Totals
Warren Wang	2015	$144,000	$–	$–	$–	$–	$–	$53,435	$197,435
Chief Executive Officer	2014	$140,000	$–	$77,000	$–	$–	$–	$79,361	$296,361

Brett Roper	2015	$134,000	$–	$–	$–	$–	$–	$10,245	$144,245
VP, Corporate Services	2014	$90,000	$–	$38,500	$–	$–	$–	$15,225	$143,725

Lan Jiang	2015	$80,250	$–	$–	$–	$–	$–	$–	$80,250
Office Manager, Shanghai	2014	$79,000	$–	$42,000	$–	$–	$–	$–	$122,200

Paul Dickman	2015	$66,000	$–	$25,000	$–	$–	$–	$–	$91,000
Chief Financial Officer	2014	$63,000	$–	$–	$–	$–	$–	$–	$63,000

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Brett Roper, Secretary of the Board	$12,000	$–	$–	$–	$–	$–	$12,000

James S. Toreson, Director	$30,000	$–	$–	$–	$–	$–	$30,000

____________

(1)	Brett Roper took on the role of Chief Operating Officer in March 2012

(2)	Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

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

Code of Conduct

The Company has adopted a code of conduct for the ethical behavior of its directors, officers and employees in the course of the Company’s business.

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

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Before Offering	After Offering
Common	Warren Wang, CEO, Chairman of the Board, Director(2)	978,393	23.0%	7.89%
Common	Brett Roper, COO & Secretary of the Board of Directors (3)	62,500	00.3%	00.1%
Common	Paul Dickman, CFO (3)	50,000	0.00%	00.1%
Common	James Toreson, Director (3)

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership (options included) currently stands at 12,403,736 shares of common stock (includes options).

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 150 North Santa Anita Ave., Suite 300, Arcadia, California, 91006. Mr. Wang currently has 312,500 Options (related to the repurchase of shares as previously disclosed) exercisable at $0.80 per option over a four-year time period (78,125 per year) after the Company is listed (BB or equal) and trading.

3.	The address for Brett Roper, Paul Dickman and James Toreson is 4880 Havana Street, Suite 102, Denver, CO 80239. These shares were awarded to Mr. Roper by Hollingsworth LLC in May 2002 for services performed for that entity. Mr. Dickman received his shares as part of the Company’s incentive compensation arrangement with him. Mr. Roper and Mr. Dickman have no other stock related interests in the Company.

4.	The offering referred to above was the convertible preferred share offering which resulted in the Company selling 2,003,776 shares of preferred stock that could be converted into an additional 2,504,720 shares of common stock after all applicable restriction periods end.

5.	In addition the company is in the process of an offerings of convertible preferred shares offering which has resulted in the Company selling 1,885,000 shares of Class B preferred stock that can be converted into an additional 4,241,250 shares of common stock after all applicable restriction periods end.

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

Medicine Man Technologies

The Company performed organizational, advisory and financing services for Medicine Man Technologies, Inc., a Nevada corporation, in exchange for 2,800,000 shares of common stock of Medicine Man Technologies. As of May 31, 2015, those shares had a value of 41¢ per share for a total value of our shares in Medicine Man Technologies of $1,148,000. The Company did not make a cash equity investment in Medicine Man Technologies, but we did advance funds to Medicine Man Technologies, all of which has been repaid. The Medicine Man Technologies stock had nominal value at the time that it was issued.

Brett Roper, our chief operating officer, also acts as the chief operating officer of Medicine Man Technologies, and Paul Dickman, our chief financial officer, also acts as the chief financial officer of Medicine Man Technologies. Both Mr. Roper and Mr. Dickman have been able to discharge their obligations for us and for Medicine Man Technologies without conflict. Mr. Roper and Mr. Dickman will have to make a choice between their positions with us and with Medicine Man Technologies if a conflict of time or interest were to arise.

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

Item 15. Subsequent Events

Subsequent to filing the original annual report on Form 10-K, the Company obtained long term debt of $660,000 from various individuals, secured by 660,000 shares of stock of Medicine Man Technologies, Inc. These notes currently have an interest rate of a minimum of 9% annually, but the interest rate may increase based upon the performance of the collateral in particular if it becomes liquid in the future. The notes have a stated term of eighteen months and are payable in March 2017. We issued 650,000 shares of our 6% preferred stock at $1 per share for a total capital raise of $650,000 subsequent to the end of our fiscal year on May 31, 2015. Each share of the preferred stock is convertible to a share of our common stock.

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

See accompanying notes

CHINESEINVESTORS.COM, INC

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended May 31, 2015 and 2014

Expressed in U.S. Dollars

	Twelve Months Ended May 31,
	2015	2014
Operating revenues
Investor relations	$1,838,550	$3,166,516
Subscription	590,097	722,887
Other	13,025	13,000
Total revenue	2,441,672	3,902,403

Cost of services	1,011,349	821,248

Gross profit	1,430,323	3,081,155

Operating expenses
General and administrative	1,553,936	1,684,167
Advertising	359,538	195,131
Total operating expenses	1,913,474	1,879,298

Net profit/(loss) from operations	(483,151)	1,201,857

Other income/(expense)
Debt Forgiveness	99,702	–
Interest expense	(59,316)	(111,407)
Net realized gain/(loss) on marketable equity securities	(1,884,104)	59,140
Total other expense	(1,843,718)	(52,267)

Net income/(loss)	(2,326,869)	1,149,590

Preferred stock dividend	(34,947)	–
Preferred deemed dividend	(1,475,700)	–

Net income/(loss) attributable to common shareholders	(3,837,516)	1,149,590

Earnings per share attributable to common shareholders:
Basic loss per share	(0.51)	0.16

Weighted average shares outstanding
Weighted average number of shares outstanding - basic & diluted	7,477,661	7,199,305

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	823,615	474,075

Comprehensive income	(3,013,901)	1,623,665

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Years Ended
	May 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss) for the twelve month period	$(2,326,869)	$1,149,590
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash revenues received as available for sale securities	(1,485,696)	(2,341,960)
Realized gain (loss) on investment	1,884,104	(59,140)
Gain on extinguishment of debt	(99,702)
Stock paid for compensation	25,000	250,500
Stock paid for services	–	16,688
Depreciation and amortization	24,264	32,043
Accounts receivable	(84,496)	(13,755)
Deposit	(65,230)	7,391
Prepaid taxes	25,798	(58,963)
Notes payable related party	17,648	(17,648)
Accounts payable	(31,175)	48,625
Commissions Payable	114,800	99,702
Accrued interest expense	(11,068)
Other accrued liabilities	(13,515)	(22,437)
Deferred revenue	(168,187)	22,256
Unearned revenue paid in cash	(120,208)	120,208
Net cash used in operations	(2,314,532)	(766,900)

INVESTING ACTIVITIES
(Purchase of), sale of assets, net	3,548	(49,587)
Proceeds for the sale of available for sale securities	934,974	594,244
Net cash provided by (used in) investing activities	938,522	544,657

FINANCING ACTIVITIES
Proceeds of principal from short-term debt	–	880,000
Payments of principal on long-term debt	(440,000)	(440,000)
Cash raised by sale of class "B" preferred stock	1,885,000	–
Net cash proved by financing activities	1,445,000	440,000

Decrease in cash and cash equivalents	68,990	217,757
Cash and cash equivalents beginning of year	429,199	211,442
Cash and cash equivalents end of year	498,189	429,199

Supplemental disclosure of cash flow information
Cash paid for interest	24,369	160,453
Cash paid for China representation office tax	60,184	47,438
Non cash revenue paid in available for sale securities	(1,485,696)	(2,341,960)

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

Commissions payable – In the 2014 year the Company agreed to pay one of its sales consultants a percentage of the total value of stock received, as measured when the revenue transaction took place, as compensation for IR work, the balance May 31, 2014 was $99,702. During the year ended May 31, 2015 the company determined that it no longer had a legal obligation to pay this commission due to a breach of contract by him. Therefore, the company wrote off the liability of $99,702 and recorded a gain on extinguishment of debt on the income statement.

In 2015 the company agreed to pay one of its executive a commission based upon his work related to Medicine Man Technologies, of 10% of the value of the stock the company received in the affiliate. The Company received 2,800,000 shares of stock during the transaction and agreed to pay the executive a value equal to 10% of the share price received as of May 31, 2015. The Company determined the value of the investment in affiliate (Medicine Man Technologies, Inc.) and the related accounts payable was $.41 per share according to the independent valuation at May 31, 2015.  Based upon this valuation the Company recorded a liability of commissions payable of $114,800 (2,800,000 X 10% = 280,000 X $.41 = 114,800) on its currently balance sheet. This liability will be repaid on a prorate basis as the stock is sold.

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

Much of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments classified as level one were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange. It should be noted that 60,000 shares of the stock earned for consulting work, currently being held qualifies as a Level two instrument and has a book value of $67,500. The Company determined that the instrument was Level two because the market for this instrument was less active, as it was currently being distributed through a private placement memorandum, and was not a freely trading public stock. The value of the stock has been verified to be consistent with the carrying value and, therefore, not requiring an adjustment.

Level one instruments were based upon stated balance of financial institution or calculated based upon stock trading in the public market. Level two instruments were calculated based upon the sale of stock through a private placement at arms-length where our shares were an insignificant amount of the total volume of stock sold in the issuer. Level three financial instruments were valued by a professional independent appraiser hired by the Company to determine the valuation.

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	May 31, 2015			May 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2
Cash	498,189	–	–	429,199	–
Investments	233,991	67,500	1,148,000	2,263,639	67,500
Total Financial Instruments	732,180	67,500	1,148,000	2,629,838	60,000

As of May 31, 2014 the company had a zero balance of level three financial instruments. Due to a change in control of stock owned by the Company 2,800,000 shares of stock held in a private company that had been acquired with a zero basis were valued at market value of $0.41 per share resulting in a gain of $1,148,000 which represents the value recorded as a level three financial instrument at May 31, 2015.

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

Series A Convertible Preferred Stock:

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments.

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

Series B Convertible Preferred Stock

The Company issued 1,885,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $1,885,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments which has been recorded as an accrued dividend on the liabilities section of the balance sheet.

No dividends have been declared as of August 28, 2015. However, upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $1,475,700 as a deemed dividend on the Company’s income statement. This deemed dividend was calculated based upon a trading price ranging from $0.45 to $0.76 per share closing price of trading on the OTCBB exchange where are stock is traded and effective sale price (with conversion) of $1.13 to $1.90 per share of common stock. The company has accrued the expense associated with delivering this dividend of 6% resulting in current accrued expense of $34,947 of accrued liability in the period ending May 31, 2015.

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

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: February 9, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: February 9, 2016	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer