Form 10-Q/A
period 2015-08-31
Chineseinvestors.com, Inc.
filed 2016-02-09
CIK 1459482

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	August 31,	May 31,
	2015	2015

Assets
Current assets
Cash and cash equivalents	$261,995	$498,189
Accounts receivable, net	100,080	101,918
Investments, available for sale, in affiliate	1,148,000	1,148,000
Investments, available for sale	210,940	301,491
Prepaid taxes	33,165	33,165
Other current assets	80,899	91,634
Total current assets	1,835,079	2,174,397

Non-current assets
Property and equipment, net	12,978	9,783
Website development, net	80,612	79,644
Total non-current assets	93,591	89,427

Total assets	$1,928,670	$2,263,824

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,487	$22,811
Commissions payable	114,800	114,800
Deferred revenue	163,917	206,565
Unearned revenue paid in stock	152,778	173,611
Unearned Rental Income	30,000	–
Accrued liabilities	10,053	65,844
Accrued dividend	28,659	34,947
Total current liabilities	559,694	618,578

Non-current liabilities
Long-term deferred revenue	42,827	48,767
Total liabilities	602,521	667,345

Commitments and Contingencies

Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 905,000 were issued and outstanding at August 31, 2015 and May 31, 2015, respectively	905	905
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 2,415,000 and 1,885,000 were issued and outstanding at August 31, 2015 and May 31, 2015, respectively	2,415	1,885
Common stock $0.001 par value 80,000,000 authorized and 7,724,305 were issued and outstanding August 31, 2015 and May 31, 2015, respectively	7,725	7,725
Additional paid-in capital	14,549,640	13,971,170
Foreign currency gain	(20)	536
Unrealized gain/(loss) on investments available for sale	431,658	531,631
Accumulated deficit	(13,666,174)	(12,917,373)
Total Shareholders' equity	1,326,149	1,596,479

Total liabilities and shareholders’ equity	$1,928,670	$2,263,824

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended August 31,
	2015	2014
Operating revenues
Investor relations	$51,783	$480,372
Subscription	101,921	163,357
Other	12,624	1,058
Total revenue	166,328	644,787

Cost of services	246,244	221,826

Gross profit	(79,916)	422,961

Operating Expenses
General and Administrative Expense	515,406	380,585
Advertising Expense	106,378	59,125
Total Operating Expenses	621,784	439,710

Net profit/(loss) from operations	(701,700)	(16,749)

Other income/(expense)
Other Income	4,165	–
Interest expense	–	(6,452)
Net realized gain/(loss) on marketable equity securities	(2,267)	(91,808)
Total other expense	(47,102)	(98,260)

Net income/(loss)	(699,802)	(115,009)

Earnings per share attributable to common shareholders:
Basic loss per share	(0.09)	(0.02)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,724,305	7,249,305

Net Income/(Loss)	(699,802)	(115,009)
Other comprehensive income/(loss)
Deemed dividend for beneficial conversion of convertible preferred stock	(49,000)	–
Net unrealized gain/(loss) on available for sale securities	(99,973)	262,510

Comprehensive Income/(Loss)	(799,775)	147,501

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 2015 and 2014 (Unaudited)

Expressed in U.S. Dollars

	2015	2014
Cash flows from operating activities
Net loss	$(699,802)	$(115,009)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(26,494)	(284,250)
Net realized (loss)/gain on marketable equity securities	(20,833)	–
Depreciation and amortization	5,906	5,774
Stock based compensation	–	25,000
Changes in operating assets and liabilities
Accounts receivable	1,838	13,125
Other current assets	10,735	11,132
Accounts payable	36,677	(3,742)
Deferred revenue	(42,648)	(47,384)
Unearned rent	30,000
Accrued liabilities	(55,791)	4,044
Deferred interest	(6,288)	6,452
Net cash used in operating activities	(766,700)	(384,858)

Cash flows from investing activities
Purchase of equipment	(10,070)	(13,950)
Proceeds from the sale of marketable equity securities	10,576	121,926
Net cash provided by investing activities	506	107,976

Cash flows from financing activities
Cash raised through sale of class B preferred stock	530,000	–
Net cash provided by financing activities	530,000	–

Net increase/(decrease) in cash and cash equivalents	(236,194)	(276,882)
Cash and cash equivalents - beginning of year	498,189	429,199
Cash and cash equivalents - end of period	$261,995	$152,317

Supplemental cash flow disclosures
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	–	11,138

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

Investment in Affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000) $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be considered a level three fair value instrument.

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

Revenue recognition – Revenue was derived from four different sources:

The Company recognizes revenue pursuant to revenue recognition principles presented in SAB Topic 13. First, persuasive evidence of an arrangement, second, delivery has occurred or services have been rendered, thirdly the seller’s price to the buyer is fixed or determinable and lastly collectability is reasonably assured.

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

Investment’s, available for sale, in affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security starting in the period ending May 31, 2015. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000) $1,148,000. This value will be reassessed annually unless significant changes occur in the Company’s economic activity, so as of August 31, 2015, the reported value remained $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be considered a level three fair value instrument.

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

Accrued Liabilities – Accrued liabilities are comprised of the following:

	August 31,	May 31,
	2015	2015
China Employees’ Salaries and Commissions Accrual	$9,537	$50,779
Representative Office Tax Accrual	–	3,835
Other Accruals	616	11,230
	$10,053	$65,844

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

3. Stockholders’ Equity:

As of August 31, 2015 and May 31, 2015, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 40,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

Series B Convertible Preferred Stock

During the quarter ended August 31, 2015 the Company issued 530,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $530,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. At the time of preferred stock issuance in the current quarter the conversion price did not result in the company booking a deemed dividend.

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

During the 1st quarter of fiscal year 2016 the company continued to develop its investor relations business. These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

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

Quarterly Revenues and Expenses

Subscription Revenue: There was a decrease in subscription revenues from $163,357 in the three months ended August 31, 2014 to $101,921 in the three months ended August 31, 2015 . We believe the recent decline in our subscription based revenues generally follows market volatility. Our subscribers tend to be less interested in educational or reporting information (delivered in Chinese) when the markets are not doing well or are volatile as opposed to time when the market is trending in a positive direction. Coincidentally we note that income in this category is beginning to increase in Q3 of this year and may rebound as it has in the past noting we cannot predict with any certainty the general performance of this line item; noting we can see declines or increases that tend to follow market conditions.

Business Services Revenue: As the Company continues to reduce its investor relations offerings the revenue in this category dropped to $51,783 in the quarter ending August 31, 2015, from $480,372 in the quarter ending August 31, 2014. The Company plans to continue to offer this service, however does not expect that revenues will increase back to previous revenue levels as the Company pursues other market opportunities.

Other Revenue:  The slight variance in other revenue earned in the quarter ended August 31, 2014 of $1,058 to $12,624 in the quarter ended August 31, 2015, is consistent with variance in prior periods and is primarily determined by timing variance when the minor work is performed.

Cost of Services Sold:  The cost of services sold increased from $221,826 to $246,244 from the quarter ending August 31, 2014 to the quarter ending August 31, 2015 as the company increased staffing expense associated with expanding its operations in the People’s Republic of China. This category of expenses consists of the cost of the PRC operations. Since a portion of these expenses are fixed, as the Company’s sales increase, the gross operating margin is expected to improve.  As the overall stock market grows the Company expects revenue to increase and profit margins to improve.

Gross profit margin: The Company’s gross profit margin dropped dramatically from 66% ($422,961 on $644,787 of revenue) in the quarter ending August 31, 2014 to (48)% ($79,916 on $166,329 of revenue) in the quarter ending August 31, 2015 . As the overall stock market grows the Company expects revenue to increase and profit margins to improve .

The Company is working to reduce its operating overhead in its Shanghai offices and also expects its income to increase over time due to new sales and service initiatives, certain holdings of stock to become liquid at a much higher value than it was booked at initially, and other opportunities as they present themselves.

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

