Form 10-K/A
period 2015-05-31
Chineseinvestors.com, Inc.
filed 2016-03-25
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO

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

Chineseinvestors.com, Inc. was established as an ‘in language’ (Chinese) financial information web portal, offering various levels of information relative to the US Equity and Financial Markets, as well as certain other specific financial markets (including China A Shares, FOREX, etc.). Over the years, various informational components have been added and the general content improved as the Company continues to derive a material portion of its income from various subscription services it offers to its customers. We offer subscription services to provide education about investing and news and analysis on the stock market as well as news about particular stocks that we are following. Nevertheless, we do not provide our subscribers with individualized investment advice and never have investment discretion over any subscribers’ or site visitors’ funds. As described below, providing investor relations services for other companies, especially those requiring Mandarin language support, now account for a significant revenue sources.

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

We provide corporate awareness and general stock support though our relationships with our subscribers. Our typical clients are generally corporations whose shares are listed on the OTC and other broader exchanges (NASDAQ and NYSE). As of the date of this filing we have provided some level of investor relations services to over 40 different companies, generating over $3,000,000 stock related revenue in the annual period ending May 31, 2015. The majority of our corporate support services clients are not in a financial position to fully compensate us for the value of our services in cash. By agreeing to part of our compensation in clients’ securities, we are effectively investing in their potential growth and their potential losses.

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

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Before Offering	After Offering
Common	Warren Wang, CEO, Chairman of the Board, Director(2)	978,393	23.0%	7.89%
Common	Brett Roper, COO & Secretary of the Board of Directors (3)	62,500	00.3%	00.1%
Common	Paul Dickman, CFO (3)	50,000	0.00%	00.1%
Common	James Toreson, Director (3)

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership (options included) currently stands at 7,638,340 shares of common stock (includes 389,035 options). There are no 5% or more shareholders of the common stock. Management’s ownership of the common stock is disclosed. No officer or director of the Company owns any shares of either the Series A or Series B convertible preferred stock.

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 150 North Santa Anita Ave., Suite 300, Arcadia, California, 91006. Mr. Wang currently has 312,500 Options (related to the repurchase of shares as previously disclosed) exercisable at $0.80 per option over a four-year time period (78,125 per year) after the Company is listed (BB or equal) and trading.

3.	The address for Brett Roper, Paul Dickman and James Toreson is 4880 Havana Street, Suite 102, Denver, CO 80239. These shares were awarded to Mr. Roper by Hollingsworth LLC in May 2002 for services performed for that entity. Mr. Dickman received his shares as part of the Company’s incentive compensation arrangement with him. Mr. Roper and Mr. Dickman have no other stock related interests in the Company.

4.	The offering referred to above was the convertible preferred share offering which resulted in the Company selling 2,003,776 shares of preferred stock that could be converted into an additional 2,504,720 shares of common stock after all applicable restriction periods end.

5.	In addition the company is in the process of an offerings of convertible preferred shares offering which has resulted in the Company selling 1,885,000 shares of Class B preferred stock that can be converted into an additional 4,241,250 shares of common stock after all applicable restriction periods end.

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

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ChineseInvestors.com, Inc.:

We have audited the accompanying balance sheet of ChineseInvestors.com, Inc. (“the Company”) as of May 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of ChineseInvestors.com, Inc., as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 9 to the financial statements, the May 31, 2015 financial statements have been restated to correct a misstatement.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
August 28, 2015, except for the effects on the financial statements of the restatement described in Note 9, as to which the date is March 25, 2016

CHINESEINVESTORS.COM, INC

BALANCE SHEETS

Expressed in U.S. Dollars

RESTATED

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

See accompanying notes

CHINESEINVESTORS.COM, INC

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended May 31, 2015 and 2014

Expressed in U.S. Dollars

RESTATED

	Twelve Months Ended May 31,
	2015	2014
Operating revenues
Investor relations	$1,838,550	$3,166,516
Subscription	590,097	722,887
Other	13,025	13,000
Total revenue	2,441,672	3,902,403

Cost of services	1,011,349	821,248

Gross profit	1,430,323	3,081,155

Operating expenses
General and administrative	1,553,936	1,684,167
Advertising	359,538	195,131
Total operating expenses	1,913,474	1,879,298

Net profit/(loss) from operations	(483,151)	1,201,857

Other income/(expense)
Debt Forgiveness	99,702	–
Interest expense	(59,316)	(111,407)
Net realized gain/(loss) on marketable equity securities	(1,884,104)	59,140
Total other expense	(1,843,718)	(52,267)

Net income/(loss)	(2,326,869)	1,149,590

Preferred stock dividend	(34,947)	–
Preferred stock deemed dividend	(1,475,700)	–

Net income/(loss) attributable to common shareholders	(3,837,516)	1,149,590

Earnings per share attributable to common shareholders:
Basic loss per share	(0.51)	0.16

Weighted average shares outstanding
Weighted average number of shares outstanding - basic & diluted	7,477,661	7,199,305

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	823,615	(367,150)

Comprehensive income	(3,013,901)	782,440

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(AUDITED)

RESTATED

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

RESTATED

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

In 2015 the company agreed to pay one of its executive a commission based upon his work related to Medicine Man Technologies, of 10% of the value of the stock the company received in the affiliate. The Company received 2,800,000 shares of stock during the transaction and agreed to pay the executive a value equal to 10% of the share price received as of May 31, 2015. The Company determined the value of the investment in affiliate (Medicine Man Technologies, Inc.) and the related accounts payable was $.41 per share according to the independent valuation at May 31, 2015.  Based upon this valuation the Company recorded a liability of commissions payable of $114,800 (2,800,000 X 10% = 280,000 X $.41 = 114,800) on its currently balance sheet. This liability will be repaid on a prorate basis as the stock is sold. This executive was and is due a fixed cash payment of $.41 per share for 10% of the shares received by the company.

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

Much of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments classified as level one were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange. It should be noted that 60,000 shares of the stock earned for consulting work, currently being held qualifies as a Level two instrument and has a book value of $67,500. The Company determined that the instrument was Level two because the market for this instrument was less active, as it was currently being distributed through a private placement memorandum, and was not a freely trading public stock. The value of the stock has been monitored on an ongoing basis and verified to be consistent with the carrying value and, therefore, not requiring an adjustment.

Level one instruments were based upon stated balance of financial institution or calculated based upon stock trading in the public market. Level two instruments were calculated based upon the sale of stock through a private placement at arms-length where our shares were an insignificant amount of the total volume of stock sold in the issuer. Level three financial instruments were valued by a professional independent appraiser hired by the Company to determine the valuation. The level three valuation calculation included discounted cash flow models and market based models as appropriately utilized by a professional valuation firm. The inputs they used included the entities past financial performance, projected budgets, prior private stock sale history and comparable company valuations.

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

During the year ended May 31, 2015, shareholders converted 380,000 shares of preferred stock for 475,000 shares at a conversion rate of 1.25 per share of preferred stock.

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

Series A Convertible Preferred Stock:

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

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

Series B Convertible Preferred Stock

The Company issued 1,885,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $1,885,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

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

9.	Restatement of financial statements

The audited financial statements as of and for the year ended May 31, 2014, filed with the SEC on August 31, 2015 and amended and refiled on February 9, 2016 and March 25, 2016 have been restated. The previously filed financial statements did not properly present several items on the Statement of Comprehensive (Loss) and Income and the Statement of Cashflows. The adjustment was primarily related to presentation and information grouping. In addition, there was a typographical error in the May 31, 2014 Other comprehensive income/(loss) section where the incorrect number was used for net unrealized gain/(loss) on available for sale securities but the correct numbers remained on the statement of shareholders equity.

The effects of the restatement on our previously issued financial statements as of and for the year ended May 31, 2014 and 2015, are as follows:

Statement of Comprehensive (Loss) and Income

Period ended May 31, 2015

	Previously Reported	Adjustment	Restated
Operating expenses
General and administrative expense	1,588,883	(34,947)	1,553,936
Total operating expenses	1,948,421	(34,947)	1,913,474
Net (loss) from operations	(518,098)	34,947	(483,151)

Other income/(expense)
Deemed dividend for beneficial conversion of convertible preferred stock	(1,475,700)	1,475,700	–
Total other expense	(3,319,418)	1,475,700	(1,843,718)

Net income/(loss) available to common shareholders	(3,837,516)	1,510,647	(2,326,869)

Preferred stock dividend	–	(34,947)	(34,947)
Preferred deemed dividend	–	(1,475,700)	(1,475,700)

Statement of Comprehensive (Loss) and Income

Period ended May 31. 2014

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	474,075	(841,225)	(367,150)

Statement of Cash Flows

For the Years Ended May 31, 2015

Net Income (loss) for the twelve month period	(3,837,516)	1,510,647	(2,326,869)
Non-cash revenues held as available for sale securities	(1,389,113)	(96,583)	(1,485,696)
Net unrealized gain (loss) on investment	2,159,402	(2,159,402)	–
Expenses paid with stock	114,800	(114,800)	–
Deemed dividend for beneficial conversion of convertible preferred stock	1,475,700	(1,475,700)	–
Realized gain (loss) on investment	–	1,884,104	1,884,104
Gain on extinguishment of debt	–	(99,702)	(99,702)
Deposits and other	(21,784)	21,784	–
Deposits	–	(65,230)	(65,230)
Prepaid taxes	–	25,798	25,798
Notes payable related party	–	17,648	17,648
Accounts payable	(156,871)	125,696	(31,175)
Commissions payable	–	114,800	114,800
Accrued interest expense	–	(11,068)	(11,068)
Other accrued liabilities	37,688	(51,203)	(13,515)
Deferred revenue	(661,606)	493,419	(168,187)
Unearned revenue paid in cash	–	(120,208)	(120,208)

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: March 25, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: March 25, 2016	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

