Form 10-Q/A
period 2015-08-31
Chineseinvestors.com, Inc.
filed 2016-03-25
CIK 1459482

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

4880 Havana St., Suite 102, Denver, CO 80239

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

As of March 25, 2016 there were outstanding 7,249,305 shares of the issuer’s common stock, par value $0.001 per share and 1,285,000 shares of the issuer’s class A preferred stock, par value $0.001 per share and 1,565,000 shares of the issuer’s class B preferred stock, par value $0.001 per share.

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

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended August 31,
	2015	2014
Operating revenues
Investor relations	$51,783	$480,372
Subscription	101,921	163,357
Other	12,624	1,058
Total revenue	166,328	644,787

Cost of services	246,244	221,826

Gross profit	(79,916)	422,961

Operating Expenses
General and Administrative Expense	515,406	380,585
Advertising Expense	106,378	59,125
Total Operating Expenses	621,784	439,710

Net profit/(loss) from operations	(701,700)	(16,749)

Other income/(expense)
Other Income	4,165	–
Interest expense	–	(6,452)
Net realized gain/(loss) on marketable equity securities	(2,267)	(91,808)
Total other expense	(47,102)	(98,260)

Net income/(loss)	(699,802)	(115,009)

Preferred stock dividend	(32,407)	–
Preferred stock deemed dividend	(49,000)	–
Net income/(loss) attributable to common shareholders	$(699,802)	$–

Earnings per share attributable to common shareholders:
Basic loss per share	$(0.09)	$(0.02)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,724,305	7,249,305

Net Income/(Loss)	$(699,802)	$(115,009)
Other comprehensive income/(loss)
Deemed dividend for beneficial conversion of convertible preferred stock	(49,000)	–
Net unrealized gain/(loss) on available for sale securities	(99,973)	262,510

Comprehensive Income/(Loss)	$(799,775)	$147,501

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

Quarterly Revenues and Expenses

Subscription Revenue: There was a decrease in subscription revenues from $163,357 in the three months ended August 31, 2014 to $101,921 in the three months ended August 31, 2015 . We believe the recent decline in our subscription based revenues generally follows market volatility. Our subscribers tend to be less interested in educational or reporting information (delivered in Chinese) when the markets are not doing well or are volatile as opposed to time when the market is trending in a positive direction. Coincidentally we note that subsequent to quarter end income in this category started to increase and we are hopeful will continue to rebound as it has in the past.

Business Services Revenue: As the Company continues to reduce its investor relations offerings the revenue in this category dropped to $51,783 in the quarter ending August 31, 2015, from $480,372 in the quarter ending August 31, 2014. This reduction is consistent with our current operating plans as the Company plans to continue to offer this service, however does not expect that revenues will increase back to previous revenue levels as the Company pursues other market opportunities.

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

