Form 10-Q
period 2016-02-29
Chineseinvestors.com, Inc.
filed 2016-04-19
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

As of April 19, 2016 there were outstanding 7,724,305 shares of the issuer’s common stock, par value $0.001 per share and 905,000 shares of the issuer’s class A preferred stock, par value $0.001 per share and 2,535,000 shares of the issuer’s class B preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 29, 2016

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	February 29	May 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$497,058	$498,189
Accounts receivable, net	118,672	101,918
Investments, available for sale, in affiliate	1,778,587	1,148,000
Investments, available for sale	126,240	301,491
Prepaid taxes	33,165	33,165
Other current assets	55,265	91,634
Total current assets	2,608,987	2,174,397

Non-current assets
Property and equipment, net	12,505	9,783
Website development, net	82,543	79,644
Total non-current assets	95,048	89,427

Total assets	$2,704,035	$2,263,824

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,028	$22,811
Accounts payable - due in stock	52,323	114,800
Deferred revenue	382,983	206,565
Unearned revenue paid in stock	111,111	173,611
Unearned Rental Income	10,000	–
Accrued liabilities	86,900	65,844
Accrued dividend & interest	48,854	34,947
Total current liabilities	717,199	618,578

Non-current Liabilities
Long-term secured debt	660,000	–
Long-term deferred revenue	44,809	48,767
Total Non-current Liabilities	704,809	48,767

Total liabilities	1,422,008	667,345

Commitments and Contingencies
Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 905,000 were issued and outstanding at February 29, 2016 and May 31, 2015, respectively	905	905
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 2,415,000 and 1,885,000 were issued and outstanding at February 29, 2016 and May 31, 2015, respectively	2,535	1,885
Common stock $0.001 par value 80,000,000 authorized and 7,724,305 were issued and outstanding February 29, 2016 and May 31, 2015, respectively	7,725	7,725
Additional paid-in capital	14,671,770	13,971,170
Foreign currency gain	(543)	536
Unrealized gain on investments available for sale	1,703,406	531,631
Accumulated deficit	(15,103,771)	(12,917,373)
Total Shareholders' equity	1,282,027	1,596,479

Total liabilities and shareholders’ equity	$2,704,035	$2,263,824

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended February 29, 2016 and 2015

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended February 29/28,		Nine Months Ended February 29/28,
	2016	2015	2016	2015

Operating revenues
Investor relations	$35,833	$596,190	$265,582	$1,416,402
Subscription	144,039	178,158	344,942	519,766
Other	12,080	5,477	41,359	7,852
Total revenue	191,952	779,825	651,883	1,944,020

Cost of services	249,155	290,953	761,372	718,583

Gross profit	(57,203)	488,872	(109,489)	1,225,437

Operating Expenses
General and Administrative Expense	648,732	350,238	1,700,210	1,062,300
Advertising Expense	62,859	125,069	258,551	263,545
Total Operating Expenses	711,591	475,307	1,958,761	1,325,845

Net profit/(loss) from operations	(768,794)	13,565	(2,068,250)	(100,408)

Other income/(expense)
Interest expense	(9,873)	(8,459)	(13,973)	(25,651)
Net realized gain/(loss) on marketable equity securities	64,020	(443,953)	55,185	(506,557)
Total other expense	54,147	(452,412)	41,212	(532,208)

Net income/(loss)	(714,647)	(438,847)	(2,027,038)	(632,616)

Preferred stock dividend	(38,340)	(9,711)	(108,110)	(9,711)
Preferred stock deemed dividend	–	–	(51,250)	–

Net income/(loss) attributable to common shareholders	$(752,987)	$(448,558)	$(2,186,398)	$(642,327)

Earnings per share attributable to common shareholders:
Basic loss per share	$(0.09)	$(0.06)	$(0.26)	$(0.09)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,724,305	7,249,305	7,724,305	7,249,305

Net Income/(Loss)	(752,987)	(448,558)	(2,186,398)	(642,327)

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	1,703,406	2,471	1,703,406	(1,174,242)

Comprehensive Income/(Loss)	$950,419	$(446,087)	$(482,992)	$(1,816,569)

Weighted average number of common shares outstanding - basic & diluted	7,724,305	7,249,305	7,724,305	7,249,305

Comprehensive earnings/(loss) per share - basic	$0.12	$(0.06)	$(0.06)	$(0.25)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC

STATEMENT OF CASH FLOWS

For the Nine Months Ended February 29, 2016 and 2015 (Unaudited)

Expressed in U.S. Dollars

	2016	2015
Cash flows from operating activities
Net loss	$(2,186,398)	$(642,323)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	1,753,614	(86,009)
Net impact of available for sale securities	(1,841,087)	(506,557)
Deemed dividend for beneficial conversion of convertible	51,250	–
Depreciation and amortization	15,230	20,472
Stock based compensation	–	25,000
Non-cash expenses paid with available for sale securities	–	14,983
Changes in operating assets and liabilities
Accounts receivable	(16,754)	15,648
Other current assets	36,369	5,929
Accounts payable	2,218	58,455
Deferred revenue	182,460	(168,384)
Accrued liabilities	(42,500)	(36,091)
Deferred interest	13,907	(12,858)
Net cash used in operating activities	(2,031,691)	(1,311,735)

Cash flows from investing activities
Purchase of equipment	(20,852)	(28,350)
Proceeds from note receivable - affiliate	–	–
Proceeds from the sale of marketable equity securities	741,412	633,539
Net cash provided by investing activities	720,560	605,189

Cash flows from financing activities
Cash raised through sale of class B preferred stock	650,000	1,405,000
Cash used in paying off short-term debt		(440,000)
ST Debt	660,000	–
Net cash provided by financing activities	1,310,000	965,000

Net increase/(decrease) in cash and cash equivalents	(1,131)	258,450
Cash and cash equivalents - beginning of year	498,189	429,199
Cash and cash equivalents - end of year	$497,058	$687,649

Supplemental cash flow disclosures
Cash paid for interest	–	35,346
Cash paid for income taxes	–	–
Cash paid for China representative office tax	28,208	34,071
Non-cash financing and investing activities
Unrealized loss in marketable equity securities	1,171,776	(1,174,242)

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

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  There is potential that the Company will not continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability.  The Company intends on financing its future activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.  However, there can be no assurance that the Company will be successful in its efforts.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern

1. Liquidity and Capital Resources:

Cash Flows – During the nine months ending February 29, 2016, the Company primarily utilized cash and cash equivalents, proceeds from the sale of its available for sale securities and proceeds from the sale of its class B convertible preferred stock.

Cash flows used in operations for the nine months ending February 29, 2016 and 2015 were ($2,031,691) and ($1,311,735), respectively, which was an increase from prior years. The increase of cash used in operations was primarily from the reduced revenue received as available for sale securities, the net loss generated from increased operating costs, and a reduced gross profit.

Capital Resources – As of February 29, 2016, the Company had cash and cash equivalents of $497,058 as compared to cash and cash equivalents of $498,189 as of May 31, 2015.

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

Investment in Affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000) $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be consider a level three fair value instrument. As of February 29, 2016 the company has sold 823,792 shares of the stock in this company at $.90 per share for total proceeds of $741,412. The remaining shares held were valued at the amount currently being realized for their sale resulting in a current asset of $1,778,587 as of February 29, 2016.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At February 29, 2016 and May 31, 2015 there were deposit balances in a United States bank of $459,091 and $496,828 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At February 29, 2016 and May 31, 2015 there were deposits of $37,967 and $1,361, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of February 29, 2016 and May 31, 2015, the Company had accounts receivable of $118,672 and $101,918, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of February 29, 2016 and May 31, 2015, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W. Management expects to receive a full refund of the entire $33,165 as of February 29, 2016 withheld ($64,044 in total was withheld with $30,879 for a portion of the federal tax withheld was received in May 2015).

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

Other current assets were $55,265 and $91,634 at February 29, 2016 and May 31, 2015, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $7,924 and $11,821 for the nine months ended February 29, 2016 and 2015, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of February 29. 2016 and May 31, 2015.

Accrued dividend – The accrued dividend balance represents dividend payable related to the Class “B” preferred stock. Accrued dividends were $48,854 and $34,947 for the periods ending February 29, 2016 and May 31, 2015.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	February 29, 2016	May 31, 2015
China Employees' Salaries and Commissions Accrual	$71,171	$50,779
Representative Office Tax Accrual	–	3,835
Other Accruals	15,729	11,230
	$86,900	$65,844

Unearned revenue, revenue paid in stock – For the nine months ended February 29, 2016 and during fiscal year 2015, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through June 2016. The stock that had not been earned was valued at $111,111 at February 29, 2016 as compared to $173,611 at May 31, 2015. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Deferred revenue – The company receives payment for subscription revenues in advance before the subscription service is granted. The company recognizes the revenue as being earned as the services are deliver. The amount paid for which services have not yet been delivered related to subscription revenues is recorded as a liability in the current or long-term portion of the liabilities section of the balance sheet. The deferred revenue balance that will be earned in the next twelve months was $194,136 at February 29, 2016 as compared to $206,565 May 30, 2015. The long-term deferred revenue balance was $45,220 on February 29, 2016 as compared to $48,767 May 30, 2015.

Unearned rental revenue – The Company agreed to lease part of its corporate office space in Denver to two other companies from June 1, 2015 through May 31, 2015. The companies that leased the office space were required to prepay the entire year rent of $40,000. In the current quarter the Company recognized $20,000 in rental income resulting in a balance in unearned rental revenue of $10,000 as of February 29, 2016.

Long-term debt, secured by stock – The Company obtained short term debt of $660,000 from various individuals, secured by 660,000 shares of the company owned stock in Medicine Man Technologies, Inc. These notes currently have an interest rate of a minimum of 9% annually, but may increase based upon the performance of the collateral if it becomes liquid in the future. Currently the affiliate is a private company and has had no trading transaction, therefore the base interest rate of 9% is the only interest accrued. The affiliate received clearance from the SEC September 30, 2015.

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

The majority of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments classified as level one were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange. It should be noted that 60,000 shares of the stock earned for consulting work, currently being held qualifies as a Level two instrument and has a book value of $67,500. The Company determined that the instrument was Level two because the market for this instrument was less active, as it was currently being distributed through a private placement memorandum, and was not a freely trading public stock. The value of the stock has been verified to be consistent with the carrying value and, therefore, not requiring an adjustment. The 1,976,208 shares of the stock owned in the affiliate, currently being held qualifies as a level two instrument and has a book value of $1,778,587 at February 29, 2016. The Company determined that the instrument was level two based upon private sales to investors. The value of the stock was based on an independent valuation professional at May 31, 2015 and upon private sales transactions on February 29, 2016.

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	February 29, 2016		May 31, 2015
	Level 1	Level 2	Level 1	Level 2	Level 3
Cash	487,368	–	498,189	–	–
Investments	55,146	1,846,087	233,991	67,500	1,148,000
Total Financial Instruments	542,514	1,846,087	732,180	67,500	1,148,000

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

As of February 29, 2016, the Company had approximately $1,606,000 of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of February 29, 2016, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $258,551 and $263,545 in the nine months ended February 29, 2016 and 2015, respectively.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2014	389,035	$0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2015	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at February 29, 2016	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of February 29, 2016:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$9,337
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$101,149
Weighted average contractual remaining term – options exercisable	0 years

As of February 29, 2016, future compensation costs related to options issued was $0.

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

Series B Convertible Preferred Stock

During the nine months ended February 29, 2016 the Company issued 650,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $650,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. At the time of preferred stock issuance in the current quarter the conversion price resulted in the company booking a deemed dividend of $51,250. This deemed dividend was calculated based upon a closing price on the date of the stock sale (the date the shares were formally accepted by the Company) averaging approximately $.478 per share and an effective sale price (with conversion) per the preferred share agreement of $0.40 per share of common stock (650,000 times $0.078 = $52,500).

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

No dividends have been declared as of February 29, 2016. However, upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $1,475,700 as a deemed dividend recognizable over the nine months as the stock , resulting in a line item on the income statement under the Net Income (Loss) line for “Deemed dividend for beneficial conversion of convertible preferred stock” of $1,475,700 which will increase our paid-in capital and reduce our retained earnings. This deemed dividend was calculated based upon a trading price ranging from $0.45 to $0.76 per share closing price of trading on the OTCBB exchange where are stock is traded and effective sale price (with conversion) of $1.13 to $1.90 per share of common stock. The company has accrued the expense associated with delivering this dividend of 6% resulting in current accrued expense of $34,947 of accrued liability in the period ending May 31, 2015.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	February 29, 2016	May 31, 2015
Furniture & Fixtures	$86,173	$75,527
Leasehold Improvements	23,417	23,416
	$109,590	$98,943
Less: Accumulated Depreciation	(97,084)	(89,160)
	$12,506	$9,783

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the nine months ending February 29, 2016 and 2015 was $7,924 and $11,821, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	February 29, 2016	May 31, 2015
Website development	$175,580	$165,374
Less: Accumulated Depreciation	(93,037)	(85,730)
	$82,543	$79,644

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 29, 2016 and 2015 was $7,306 and $8,651 respectively.

6. Commitments and Concentrations:

The Company reimburses its Chief Executive Officer (CEO) for an apartment pursuant to a month-to-month lease for the use of the CEO and his family in PRC for a monthly expense of approximately $900. This lease could be terminated at any time with no additional payments required.

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016, resulting in the following future commitments, based on the exchange rate at February 29, 2016 of the following:

2016 fiscal year	$15,572
2017 fiscal year	$20,348

Office Lease – Denver, Colorado – The Company entered into a lease for office space in Denver, Colorado. The lease period started June 1, 2015 and will terminate May 31, 2018, resulting in the following future commitments:

2016 fiscal year	$5,400
2017 fiscal year	$18,687
2018 fiscal year	$19,355

Office Lease – New York – The Company entered into a lease for executive office space in New York, NY. The Lease period started April 21, 2015 and will terminate July 31, 2016 resulting in the following future commitments:

2016 fiscal year	$7,100

Office Lease – San Gabriel, California – The Company entered into a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and will terminate August 1, 2016 resulting in the following future commitments:

2016 fiscal year	$13,970
2017 fiscal year	$9,300

Concentrations – During the periods ending February 29, 2016 and 2015, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is a party to two lawsuits which, in the opinion of management, upon consideration of corporate council advice, it believes it is reasonably likely to not have a material adverse effect on the financial condition, results of operation or cash flow of the Company in the future.

9. Subsequent event:

Management has evaluated all events subsequent to year end through the date of this filing, noting that none materially impacted the financial statements.

Subsequent to year end the audit committee and chief financial officer started to evaluate a change the internal controls related to expense disbursements and corporate expense reimbursements. The Company expects the proposed changes to be fully in place by fiscal year end.

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

Nine months ended February 29, 2016 compared to nine months ended February 28, 2015.

Quarterly Revenues and Expenses

Subscription Revenue: There was a decrease in subscription revenues from $519,765 in the nine months ended February 28, 2015 to $344,942 in the nine months ended February 29, 2016.

Investor Relations Revenue: As the Company continues to reduce its focus on investor relations offerings the revenue in this category dropped to $265,582 in the nine months ending February 29, 2016, from $1,416,402 in the nine months ending February 28, 2015.

Other Revenue:  The increase in other revenue earned in the nine months ended February 28, 2015 of $7,852 to $41,359 in the nine months ended February 29, 2016, was primarily caused by rental income from a sublease in fiscal year 2016 with will run through the end of the current fiscal year.

Cost of Services Sold:  The cost of services sold increased from $718,583 to $761,372 in the nine months ending February 28, 2015 to the nine months ending February 29, 2016 as the company increased staffing expense associated with expanding its operations in the People’s Republic of China. This category of expenses consists of the cost of the PRC operations.

Gross profit margin: The Company’s gross profit margin dropped dramatically from 63% ($1,225,436 on $1,944,019 of revenue) in the nine months ending February 28, 2015 to (18%) ($113,922 on $651,883 of revenue) in the nine months ending February 29, 2016 due to the decline in the high margin investors relations revenue.

General & Administrative Expenses: The Company’s general and administrative expenses increased from $1,062,295 to $1,700,210.  The increase in this expense category was related to additional staff and higher rent and travel expenses for the company’s operational personal.

Other Comprehensive Loss: In the current quarter the balance in unrecognized loss on securities changed from a loss of $1,174,242 during the nine months ended February 29, 2015 to a gain of $1,703,406 at February 29, 2016. This significant gain was primarily driven by the appreciation of the stock of Medicine Man Technologies, Inc.

Equity and debt

In the nine months ended February 29, 2016 the Company issued 650,000 shares of class B preferred stock in return for $650,000 in cash. In addition, during that same period the Company issued $660,000 in debt secured by its Medicine Man Technologies common stock. No additional equity or debt transactions were completed in the nine months ended February 29, 2016.

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

In reviewing the sources of capital available to the Company to address the liquidity issue we find there are four avenues we have chosen to pursue. The first would be to increase our current revenues as they relate to existing services noting this effort will require the expenditure of some additional capital but should increase our ability to remain profitable based upon our experience over the past nine months. The second would be to create new sources of revenue (as noted herein and outlined in prior disclosures). This would also result in additional cash demands on the Company. The third would be to raise capital through the private placements of our stock or Private Investment in Private Enterprise (PIPE) devices through a point of being able to achieve a sustainable profit as well as positive cash flow for the Company. As of the date of this filing the Company has raised $2,535,000 through the issuance of its class B preferred stock. The filing allows the Company to raise up to $5,000,000 under the current offering. The fourth would is through the ongoing liquidation of the Companies available for sale securities, specifically the stock held in Medicine Man Technologies, Inc. as we did in the most recent quarter resulting in deposits of slightly over $740,000.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 19, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: April 19, 2016	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

