Form 10-K/A
period 2015-05-31
Chineseinvestors.com, Inc.
filed 2016-06-17
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 3 TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC

AMENDMENT NO. 3 TO ANNUAL REPORT ON FORM 10-K/A

FISCAL YEAR ENDED MAY 31, 2015

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

The registrant’s investor relations agreements typically obligate the registrant to provide translations of the client’s releases into English from Mandarin or from English into Mandarin, to feature advertisements about the client on the www.chinesefn.com website, and otherwise to assist the client in achieving its goals, which may be increasing the client’s stock price, increasing awareness of the clients and its stock or helping the client to move from pink sheets to an established public securities market. Not all of those goals are shared by every client. Promotions geared to the Chinese American market is the underlying common thread, generally in the form of advertisements on the chinesefn.com website. The registrant provides other services intended to increase awareness and knowledge of its clients’ businesses and stock within the Chinese American community.

The registrant generally receives a fee consisting of cash and the client’s securities for its services. The securities clearly offer success incentives and align the interests of the registrant and the client.

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

As of May 2015, the Company employed 38 (2014-41) persons in its Shanghai Office in a variety of administrative and operational capacities, including its CEO and office manager. All but seven (2014 - 13) are employed full time. The Company also has two contract officers and a full time support team member employed in the US.

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

In August 2011, the Company repurchased 5,170,106 shares and retired 2,500,000 options belonging to Sabean in consideration of a payment of $250,000 that included certain repayment terms and conditions. As of August 3, 2012 Sabean has no longer been a shareholder in the Company.

In December 2011, the Company entered into an agreement for services with KrisWorld Development Limited of Hong Kong in support of their Binary Options business.

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

In March 2013, the Company noted the default of KrisWorld Development Limited of Hong Kong in making payments due for services that the Company had performed. During this interim period (through the filing of this annual report on Form 10-K), the Company has received complaints from, and expects to continue to receive comments from, clients of Krisworld Limited of Hong Kong related to their binary options platform performance as well as an inability to withdraw funds from their Krisworld accounts.

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

In April 2014, the Company, in conjunction with Medicine Man Production Corporation established a new corporate entity in Nevada (C Corporation), Medicine Man Technologies, Inc. for the express purpose of marketing and promoting the new business as an advisor in the Cannabis industry space. In exchange for its support over the past year plus, the Company received 2,800,000 shares of common stock of Medicine Man Technologies. Those shares had a value of 41¢ per share as of May 31, 2015, based on an appraisal that we obtained. This new enterprise is also expected to pursue a public company strategy in the next year. Medicine Man Technologies itself is not engaged in the cultivation or marketing of marijuana. However, its likely market is the independent grower in states that have just legalized the cultivation and sale of marijuana, either for medical use or on an unrestricted basis. At this time only a few states have fully legalized marijuana cultivation and sale and those activities remain illegal under federal law. If other states fail to legalize marijuana cultivation, sale and use, Medicine Man Technologies’ potential market will be very limited and it will face competition from other similarly situated advisory companies.

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

The Company

General Corporate Support Services

In June 2012 the Company initiated its first corporate support service (hybrid IR) support effort for Nova Lifestyle, Inc. (Nova) a company whose shares of common stock are quoted on the OTCQB marketplace. We have provided Nova’s global operations with interim general share and shareholder support via messaging and information delivery to our Company’s subscribers. The initial period (beginning June 15, 2012) was so successful that Nova engaged the Company for a twenty-four month services contract in exchange for 100,000 shares of Nova’s (Symbol “STVS”) common stock.

We provide corporate awareness and general stock support though our relationships with our subscribers. The Company provides a number of services for its corporate support clients. The Company provides foreign companies practical advice on US capital markets, the US legal system, the US Securities markets among other practical issues. In addition, the Company will send information about the client to our subscribers, with appropriate disclaimer of our relationship with the support client. Our typical clients are generally corporations whose shares are listed on the OTC and other public securities exchanges such as NASDAQ and NYSE. As of the date of this filing we have provided some level of investor relations services to over 40 different companies, generating over $3,000,000 in stock related revenue in the annual period ending May 31, 2015.

In this fiscal year ending May 31, 2015, we experienced substantial losses in value we reported in prior periods due to market volatility of the stock we have taken in compensation for our services. All such stock is accepted as restricted and not liquidated at any point during which we actively provide support or advertising services to a client. The majority of our corporate support services clients are not in a financial position to fully compensate us for the value of our services in cash. By agreeing to part of our compensation in clients’ securities, we are effectively investing their potential growth and their potential losses.

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

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in the Chinese language. Our services are mainly offered to Chinese speaking individuals that are resident here in the US and Canada, offering several types of subscription-based services and serve various types of investors and traders as depicted in our Subscriber Services offerings shown herein. Market coverage includes the general range of US financial markets, Chinese Shares, and the other global markets as we may elect to provide coverage for.

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

Free Analysis and Research Tools

We also provide a free stocks and research tool to our subscriber customers including the following services:

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

In order to attract visitors to our websites, we offer a significant portion of our website content free of charge. This free content includes stock quotes, trading volumes and pricing indicators for listed companies in the United States. Our websites also have an important marketing function for our subscription based service offerings. We provide examples to our visitors on our websites of the enhanced content and features they can access by becoming a subscriber to one of our service offerings .

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

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776, or $1 per share of Series A convertible preferred stock. The terms of the Series A convertible preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments.

The Company issued 1,885,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $1,885,000 or $1 per share of Series B convertible preferred stock. The terms of the Series B convertible preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments.

In both cases net proceeds of the private placement of the convertible preferred stock were applied to general business purposes of the registrant and not to specific projects. The private placements of the Series A and Series B convertible preferred stock were conducted under the exemption afforded under Rule506(b).

The registrant has not used an underwriter to conduct the private placements or to sell its securities. The purchasers were accredited investors known to or familiar with Warren Wang, the registrant’s CEO.

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

Item 6. Selected Financial Data

Financial Tables and Explanations (years ending May 31st)

Description	2015	2014	2013	2012	2011
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues	$2,441,672	$3,902,403	$1,639,373	$897,105	$845,097
Less: Cost of Goods Sold	$(1,011,349)	$(821,248)	$(974,966)	$(686,865)	$(556,195)
Gross Profit	$1,430,323	$3,081,155	$664,407	$210,240	$288,902
Expenses, General & Administration	$(1,948,421)	$(1,592,600)	$(1,662,220)	$(1,995,918)	$(1,033,582)
Income (Loss), Continuing Operations	$3,837,516	$1,149,590	$(1,118,041)	$(2,206,158)	$(744,681)
Income (Loss), Per Share (Continuing Operations)	$(0.51)	$.16	$(.21)	$(.44)	$(0.17)
Total Shares Outstanding (includes Options)	$9,472,946	8,561,886	6,358,620	4,992,454	4,281,322
Long Term Obligations	$48,767	$80,777	$6,584	$3,871	$5,797
Cash Dividends Declared per Common Share	$–	$–	$–	$–	$–
Total Assets	$2,263,824	$2,998,013	$1,000,575	$1,248,967	$354,655

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

Income (Loss), refers to the value remaining when subtracting Expenses, General & Administration from the Operating Revenues value.

Income (Loss), Per Share refers to any income or loss per share value when dividing the Income (Loss), value by the number of common shares outstanding.

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

Contractual Obligations

We have no contractual obligations outstanding other than those based on a month to month continuing basis as they relate to technical services (web hosting, Bloomberg services, etc.) and as they relate to a specific office space lease in Shanghai, China (located at 333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021) and an office space lease in 4880 Havana Street, Suite 102, Denver, CO 80239.

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

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	48	Dec. 1999	Chief Executive Officer and Chairman of the Board
Brett Roper	63	Mar. 2002	Secretary of the Board of Directors and Chief Operating Officer
Paul Dickman	35	Aug. 2012	Chief Financial Officer
James S. Toreson	73	Apr. 2010	Director (Independent) (Previous Board Service Mar. 2002 thru Apr. 2003)

There were no 10% or more shareholders of any class of our stock during fiscal 2015.

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	James S. Toreson served on the Board of Directors previously in association with the Hollingsworth LLC ownership time period from March of 2002 through August of 2003. Mr. James S. Toreson is the single voting member of our audit, nominating, and compensation committees although Mr. Warren Wang and Mr. Brett Roper serve on these committees in a non-voting capacity as Management Representatives.

III.	Mr. Toreson and Mr. Roper had no relationship with Mr. Wang or each other prior to October of 2001 when they were introduced to each other, as well as the Company and Hollingsworth LLC as a part of the Due Diligence Team assembled to provide consideration and support to Hollingsworth LLC prior to their investment in the Company, occurring in March 2002.

IV.	Mr. Roper served on the Board of Directors starting in March 2002 (through December of 2005 as the Hollingsworth LLC Representative) and continues to serve in that capacity as of this date. Mr. Roper’s general business experience is very broad based, having exposure to operating company management, real estate investment and rehabilitation projects, and a wide variety of industry channels. He currently services as the Company’s COO as well as Secretary of the Board of Directors.

V.	The Audit Committee was enlarged to three persons in June 2010 with James S. Toreson serving as its Chairman and single voting member as of this date. Mr. Toreson, who is independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B) has been determined to have the necessary financial experience to serve as the committee financial expert. Mr. Toreson is qualified as a financial expert due to his understanding of generally accepted accounting principles which he has gained through a combination of education and experience as a key executive for over 30 years in a wide variety of businesses. A brief summary of his business experience is listed below Mr. Roper and Mr. Wang serves on the committee in a non-voting capacity.

VI.	Mr. Dickman has served as the Chief Financial Officer starting in July 2010 and continues to serve in that capacity as of this date. Mr. Dickman has a broad range of accounting and finance experience. He began his career working as an auditor and financial consultant with several regional accounting firms. In addition to his work as Chief Financial Officer for Chineseinvestors.com, Inc. he has also been the Chief Financial Officer for several other public and private companies.

VII.	Of our directors and officers, only Warren Wang filed a Form 3,4 or 4 during fiscal 2015 to report a change in his beneficial ownership of our shares. During the year Mr. Wang timely reported purchasing a total of 7,000 shares of common stock on the exercise of compensatory options. There were no other changes in beneficial ownership by our directors or executive offices.

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

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2015 and May 31, 2014.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation (3)	Totals
Warren Wang	2015	$144,000	$–	$–	$–	$–	$–	$53,435	$197,435
Chief Executive Officer	2014	$140,000	$–	$77,000	$–	$–	$–	$79,361	$296,361

Brett Roper	2015	$134,000	$–	$–	$–	$–	$–	$10,245	$144,245
VP, Corporate Services	2014	$90,000	$–	$38,500	$–	$–	$–	$15,225	$143,725

Lan Jiang	2015	$80,250	$–	$–	$–	$–	$–	$–	$80,250
Office Manager, Shanghai	2014	$79,000	$–	$42,000	$–	$–	$–	$–	$122,200

Paul Dickman	2015	$66,000	$–	$25,000	$–	$–	$–	$–	$91,000
Chief Financial Officer	2014	$63,000	$–	$–	$–	$–	$–	$–	$63,000

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Brett Roper, Secretary of the Board	$12,000	$–	$–	$–	$–	$–	$12,000

James S. Toreson, Director	$30,000	$–	$–	$–	$–	$–	$30,000

________________

(1)	Brett Roper took on the role of Chief Operating Officer in March 2012.

(2)	Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

(3)	This compensation was in the form of commissions paid for directly generated new business without the involvement of Company sales staff.

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

		Amount of	Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Before Offering	After Offering
Common	Warren Wang, CEO, Chairman of the Board, Director(2)	978,393	23.0%	7.89%
Common	Brett Roper, COO & Secretary of the Board of Directors (3)	62,500	00.3%	00.1%
Common	Paul Dickman, CFO (3)	50,000	0.00%	00.1%
Common	James Toreson, Director (3)

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership (options included) currently stands at [7,638,340] shares of common stock (includes 389,035 options).

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 150 North Santa Anita Ave., Suite 300, Arcadia, California, 91006. Mr. Wang currently has 312,500 Options (related to the repurchase of shares as previously disclosed) exercisable at $0.80 per option over a four-year time period (78,125 per year) after the Company is listed (BB or equal) and trading.

3.	The address for Brett Roper, Paul Dickman and James Toreson is 4880 Havana Street, Suite 102, Denver, CO 80239. These shares were awarded to Mr. Roper by Hollingsworth LLC in May 2002 for services performed for that entity. Mr. Dickman received his shares as part of the Company’s incentive compensation arrangement with him. Mr. Roper and Mr. Dickman have no other stock related interests in the Company.

4.	The offering referred to above was the convertible preferred share offering which resulted in the Company selling 2,003,776 shares of preferred stock that could be converted into an additional 2,504,720 shares of common stock after all applicable restriction periods end.

5.	In addition the company is in the process of an offerings of convertible preferred shares offering which has resulted in the Company selling 1,885,000 shares of Class B preferred stock that can be converted into an additional 4,241,250 shares of common stock after all applicable restriction periods end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties. As of May 31, 2014 the Company had outstanding commissions payable to various officers of $256,890. These payables do not bear interest and are treated by the Company as standard payables.

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

_________________

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
August 28, 2015, except for the effects on the financial statements of the restatement described in Note 9 as to which the date is March 18, 2016

CHINESEINVESTORS.COM, INC

BALANCE SHEETS

Expressed in U.S. Dollars

RESTATED

	May 31,	May 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$498,189	$429,199
Accounts receivable, net	101,918	17,422
Investments, available for sale, in affiliate	1,148,000	–
Investments, available for sale	301,491	2,331,139
Note receivable – affiliate	–	17,648
Prepaid taxes	33,165	58,963
Other current assets	91,634	26,404
Total current assets	2,174,397	2,880,775

Non-current assets
Property and equipment, net	9,783	22,960
Website development, net	79,644	94,278
Total non-current assets	89,427	117,238

Total assets	$2,263,824	$2,998,013

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,811	$53,986
Accounts payable - due in stock	114,800	99,702
Deferred revenue	206,565	342,742
Unearned revenue paid in stock	173,611	545,491
Unearned revenue paid in cash	–	120,208
Accrued liabilities	65,844	78,545
Accrued dividend	34,947	–
Short-term debt	–	440,000
Accrued interest	–	11,068
Total current liabilities	618,578	1,691,742

Non-current liabilities
Long-term deferred revenue	48,767	80,777
Total liabilities	667,345	1,772,519

Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 1,285,000 were issued and outstanding at May 31, 2015 and May 31, 2014, respectively	905	1,285
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 1,885,000 and 0 were issued and outstanding at May 31, 2015 and May 31, 2014, respectively	1,885	–
Common stock $0.001 par value 80,000,000 authorized and 7,724,305 and 7,199,305 were issued and outstanding May 31, 2015 and May 31, 2014, respectively	7,725	7,200
Additional paid-in capital	13,971,170	10,587,500
Foreign currency gain	536	1,350
Unrealized gain/(loss) on investments available for sale	531,631	(291,984)
Accumulated deficit	(12,917,373)	(9,079,857)
Total Shareholders' deficit	1,596,479	1,225,494

Total liabilities and shareholders’ equity	$2,263,824	$2,998,013

See accompanying notes

CHINESEINVESTORS.COM, INC

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Expressed in U.S. Dollars

	Common Stock		Preferred Stock "A"		Preferred Stock "B"			Additional Paid in	Foreign Currency Gain	Unrealized Gain on	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	(Loss)	Securities	Deficit	Total
Balance-May 31, 2013	5,969,585	$5,970	2,003,776	$2,004		$		$10,320,823	$1,306	$75,166	$(10,229,447)	$175,822
Stock based compensation	300,000	300						250,200				250,500
Stock issued for services	18,750	19						16,669				16,688
Conversion of preferred stock to common stock	910,970	911	(718,776)	(719)				(192)				–
Unrealized gain on available for sale securities										(367,150)		(367,150)
Unrealized foreign currency gain									44			44
Net income											1,149,590	1,149,590
Balance-May 31, 2014	7,199,305	7,200	1,285,000	1,285	–		–	10,587,500	1,350	(291,984)	(9,079,857)	1,225,494
Stock based compensation	50,000	50						24,950				25,000
Preferred stock issued for cash					1,885,000		1,885	1,883,115				1,885,000
Deemed dividend associated with preferred stock issuance								1,475,700				1,475,700
Conversion of preferred stock to common stock	475,000	475	(380,000)	(380)				(95)				–
Unrealized gain on available for sale securities										823,615		823,615
Unrealized foreign currency gain									(814)			(814)
Net income											(3,837,516)	(3,837,516)
Balance-May 31, 2015	7,724,305	$7,725	905,000	$905	1,885,000		$1,885	$13,971,170	$536	$531,631	$(12,917,373)	$1,596,479

See accompanying notes

CHINESEINVESTORS.COM, INC

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended May 31, 2015 and 2014

Expressed in U.S. Dollars

RESTATED

	Twelve Months Ended May 31,
	2015	2014
Operating revenues
Investor relations	$1,838,550	$3,166,516
Subscription	590,097	722,887
Other	13,025	13,000
Total revenue	2,441,672	3,902,403

Cost of services	1,011,349	821,248

Gross profit	1,430,323	3,081,155

Operating expenses
General and administrative	1,553,936	1,684,167
Advertising	359,538	195,131
Total operating expenses	1,913,474	1,879,298

Net profit/(loss) from operations	(483,151)	1,201,857

Other income/(expense)
Debt Forgiveness	99,702	–
Interest expense	(59,316)	(111,407)
Net realized gain/(loss) on marketable equity securities	(1,884,104)	59,140
Total other expense	(1,843,718)	(52,267)

Net income/(loss)	(2,326,869)	1,149,590

Preferred stock dividend	(34,947)	–
Preferred deemed dividend	(1,475,700)	–

Net income/(loss) attributable to common shareholders	$(3,837,516)	$1,149,590

Earnings per share attributable to common shareholders:
Basic loss per share	$(0.51)	$0.16

Weighted average shares outstanding
Weighted average number of shares outstanding - basic & diluted	7,477,661	7,199,305

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	823,615	(367,150)

Comprehensive income	$(3,013,901)	$782,440

See accompanying notes

Chineseinvestors.Com, Inc.

STATEMENTS OF CASH FLOWS

(AUDITED)

RESTATED

	For the Years Ended
	May 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss) for the twelve month period	$(2,326,869)	$1,149,590
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash revenues received as available for sale securities	(1,485,696)	(2,341,960)
Realized gain (loss) on investment	1,884,104	(59,140)
Gain on extinguishment of debt	(99,702)
Stock paid for compensation	25,000	250,500
Stock paid for services	–	16,688
Depreciation and amortization	24,264	32,043
Accounts receivable	(84,496)	(13,755)
Deposit	(65,230)	7,391
Prepaid taxes	25,798	(58,963)
Notes payable related party	17,648	(17,648)
Accounts payable	(31,175)	48,625
Commissions Payable	114,800	99,702
Accrued interest expense	(11,068)	–
Other accrued liabilities	(13,515)	(22,437)
Deferred revenue	(168,187)	22,256
Unearned revenue paid in cash	(120,208)	120,208
Net cash used in operations	(2,314,532)	(766,900)

INVESTING ACTIVITIES
(Purchase of), sale of assets, net	3,548	(49,587)
Proceeds for the sale of available for sale securities	934,974	594,244
Net cash provided by (used in) investing activities	938,522	544,657

FINANCING ACTIVITIES
Proceeds of principal from short-term debt	–	880,000
Payments of principal on long-term debt	(440,000)	(440,000)
Cash raised by sale of class "B" preferred stock	1,885,000	–
Net cash proved by financing activities	1,445,000	440,000

Decrease in cash and cash equivalents	68,990	217,757
Cash and cash equivalents beginning of year	429,199	211,442
Cash and cash equivalents end of year	$498,189	$429,199

Supplemental disclosure of cash flow information
Cash paid for interest	$24,369	$160,453
Cash paid for China representation office tax	$60,184	$47,438
Non cash revenue paid in available for sale securities	$(1,485,696)	$(2,341,960)

See accompanying notes

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

Investment in Affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000  = $1,148,000 ). This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be consider a level three fair value instrument.

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

During the year ended May 31, 2015, the Company converted 380,000 shares of preferred stock for 475,000 of common stock shares at a conversion rate of 1.25 per share of preferred stock.

During the year ended May 31, 2015, the Company granted 50,000 shares of common stock for compensation. The stock was valued at $0.50 per share. The compensation and consulting expense was recorded as general and administrative expenses for the year ended May 31, 2015.

During the year ended May 31, 2014, the Company converted 728,776 shares of preferred stock for 910,970 shares at a conversion rate of 1.25 shares of common stock per share of preferred stock.

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

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

Description	2015		2014
Federal Statutory Rate	35%		35%
State Statutory Rate	5%		9%
Change in Rate / Other	2%		8%
Permanent Tax Differences	(1%	)	(1%	)
Calculated Rate	41%		51%
Actual Calculated Rate	(41%	)	(51%	)
Difference	0%		0%

8.	Subsequent event:

Management has evaluated all events subsequent to year end through the date of this filing, noting that none materially impacted the financial statements.

9.	Restatement of financial statements:

The audited financial statements as of and for the year ended May 31, 2014, filed with the SEC on August 31, 2015 and amended and refiled on February 9, 2016 , have been restated. The previously filed financial statements did not properly present several items on the Statement of Comprehensive (Loss) and Income and the Statement of Cashflows. The adjustment was primarily related to presentation and information grouping. In addition, there was a typographical error in the May 31, 2014 Other comprehensive income/(loss) section where the incorrect number was used for net unrealized gain/(loss) on available for sale securities.

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

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: June 16, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: June 16, 2016	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

21