Form 10-K
period 2016-05-31
Chineseinvestors.com, Inc.
filed 2016-09-13
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on May 31, 2016, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $1,971,273. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of August 31, 2016, there were outstanding 7,661,805 shares of the issuer’s common stock, par value $0.001 per share and 905,000 shares of the issuer’s Class “A” preferred stock, par value $0.001 per share and 2,535,000 shares of the issuer’s Class “B” preferred stock, par value $0.001.

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MAY 31, 2016

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

As of May 2016, the Company employed 26 (2015-38) persons in its Shanghai Office in a variety of administrative and operational capacities. All but five (2015 - 7) are employed full time. The Company also has eight full time employees and two contract officers employed in the US.

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

In the year end May 31, 2016 the Company raised an additional $650,000 through the sale of 650,000 shares of its Class “B” preferred stock to accredited investors and a limited number of non-accredited investors.

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

In the fiscal year ending May 31, 2015, we experienced substantial losses in value we reported in prior periods due to market volatility of the stock we have taken in compensation for our services. All such stock is accepted as restricted and not liquidated at any point during which we actively provide support or advertising services to a client. The majority of our corporate support services clients are not in a financial position to fully compensate us for the value of our services in cash. By agreeing to part of our compensation in clients’ securities, we are effectively investing their potential growth and their potential losses.

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

Medicine Man Technologies Inc. Support Services

The Company is participating in the startup as well as initial operations of Medicine Man Technologies in consideration of receiving 2,800,000 shares of common stock of the business. The Company was valued at $0.41 per share on a private basis in the period ending May 31, 2015. Since being listed on the OTC marketplace under ticker MCDL, as a fully reporting OTC:QB listed enterprise it has traded primarily in the $1.50 to $2.50 price range with limited trading. At the last trading day before May 31, 2016 the closing price on the public markets was $1.80 with limited trading. The Company has liquidated approximately 1.2 million shares of its position in the stock through private sales ranging from $.90 to $1.20 receiving proceeds of approximately $1,250,000 with all proceeds being received in the fiscal year ended May 31, 2016.

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

Shanghai Offices	333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021 (lease expires September 2016)

Corporate Offices	4880 Havana Street, Suite 102 Denver, CO 80239 (a lease is in place through May 2017)

Support Office 1	14 Wall Street, 20th Floor, New York, NY 10009

Support Office 2	3810 Durbin Street, Irwindale, CA 91706

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

Series B Convertible Preferred Stock

The Company issued 2,535,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $2,5355,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, the unpaid portion of which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $1,526,950 as a deemed dividend on the Company’s income statement. This deemed dividend was calculated based upon a trading price ranging from $0.35 to $0.76 per share closing price of trading on the OTCBB exchange where are stock is traded and effective sale price (with conversion) of $0.88 to $1.90 per share of common stock. The company has paid all preferred stock dividends associated with this dividend of 6% through May 31, 2016.

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

The Company’s common stock is listed for quotation on the OTC:QB marketplace. The Company’s preferred stock and debt obligations are not publicly traded. The high quote for the Company’s common stock was 50¢ per share and the low was 29¢ during the 2016 fiscal year. The Company has issued 7,661,805 shares of its common stock, 905,000 shares of the issuer’s Class “A” preferred stock, par value $0.001 per share and 1,885,000 shares of the issuer’s Class “B” preferred stock, par value $0.001. The Company has never declared or paid a dividend distribution on its preferred or common shares. The Company did not issue its officers or employees any stock or derivatives such as options to purchase stock as compensation for services during the 2016 fiscal year, but, Brett Roper, our chief operating officer, did sell back 62,500 shares of stock that he had received in prior periods for services directly to the Company at $.10 per share in a transaction totaling $6,250.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ending May 31st)

Description	2016	2015	2014	2013	2012
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues	$903,185	$2,441,672	$3,902,403	$1,639,373	$897,105
Less: Cost of Goods Sold	$(964,223)	$(1,011,349)	$(821,248)	$(974,966)	$(686,865)
Gross Profit	$(61,038)	$1,430,323	$3,081,155	$664,407	$210,240
Expenses, General & Administration	$(2,861,718)	$(1,913,474)	$(1,592,600)	$(1,662,220)	$(1,995,918)
Income (Loss), Continuing Operations	$(2,026,206)	$(2,326,869)	$1,149,590)	$(1,118,041)	$(2,206,158)
Income (Loss), Per Share (Continuing Operations)	$(0.29)	$(0.51)	$(0.16)	$(0.21)	$(0.44)
Total Common Shares Outstanding (includes Options)	$9,410,446	$9,472,946	$8,561,886	$6,358,620	$4,992,454
Long Term Obligations	$37,642	$48,767	$80,777	$6,584	$3,871
Cash Dividends Declared per Common Share	$–	$–	$–	$–	$–
Total Assets	$2,881,550	$2,263,824	$2,998,013	$1,000,575	$1,248,967

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2016

Revenues

Overall revenues declined in the fiscal year ending May 31, 2016, from $2,441,672 in the period ending May 31, 2015 to $903,185 for the period ending May 31, 2016. The Company experienced a decrease investor relations revenues ($1,838,550 in fiscal year 2015 decreased to $306,415 in fiscal year 2016). The primary reason for this decline was the management determined that for the long-term performance of the company it would focus on developing other areas of its business.

Expenses

Cost of Services Sold: These related costs decreased from $1,011,349 in fiscal year 2015 to $964,223 in fiscal year 2016.

General & Administrative Expense: These expenses increased by approximately $870,000 from $1,553,936 in fiscal year 2015 to $2,423,045 in fiscal year 2016.

Advertising Expenses: Advertising related expenses increased from $359,538 in fiscal year 2015 to $438,673 in fiscal year 2016. These expenses are generally related to outside advertising costs and various other related expenses.

Other Income, Expenses

During the year ended May 31, 2015 the company determined that it no longer had a legal obligation to pay a subcontractor a commission for revenue he had generated for the company as payment was never delivered. Therefore, the company wrote off the liability of $99,702 and recorded a gain on extinguishment of debt on the income statement. A similar transaction resulted in the Company writing off $10,490 and recognizing a similar gain in the year ended May 31, 2016 and are presented as debt forgiveness on income statement.

Interest expense increased from $59,316 in the fiscal year ended May 31, 2015 to $63,554 in the fiscal year ended May 31, 2016.

The Company recognized a realized gain on marketable securities of $949,614 in the current period as compared to a realized loss in the prior year of $1,884,104. This gain was caused by the partial liquidation of the Companies holdings in Medicine Man Technologies, Inc. stock that increased in value from $0.41 per share to over $1.00 per share.

Officer/Director compensation expense increased in this annual period primarily due to the support of a business start-up by our COO, Mr. Brett Roper as noted in the compensation tables. In the past, the Company's policy has always included an incentive to any officer or director that generates new business and resultant income outside of their normal day to day duties. In this case, Mr. Roper generated new business in the form a start-up (Medicine Man Technologies) that is expected to generate approximately $3M in revenues as the result of the private sales of shares in that newly formed business.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company has raised $2,535,000 through the issuance of its class “B” preferred stock, in an offering that is still ongoing. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. In addition, the Company has liquidated a portion of its holdings in Medicine Man Technologies (MDCL) stock generating approximately $1,250,000 cash. At May 31, 2016 the Company still held 1,350,000 shares of MDCL stock representing $2,430,000 of value based upon the closing market price of $1.80. However, of these shares 660,000 shares are restricted as collateral for the short term debt the company is currently holding. There can be no assurance that the Company currently has sufficient capital or access to capital needed for operations for the next annual period.

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

Contractual Obligations

We have contractual obligations related to month to month leases as they relate to technical services (web hosting, Bloomberg services, etc.) and as they relate to a specific office space lease in Shanghai, China (located at 333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021) and an office space lease in 4880 Havana Street, Suite 102, Denver, CO 80239. In addition, the Company has the contractual obligation to hold 660,000 share of Medicine Man Technologies stock in escrow to satisfy $660,000 of debt due to be repaid in February of 2017. As of the date of this filing the Company has not place those shares into an escrow account as they are holding them directly.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	49	Dec. 1999	Chief Executive Officer and Chairman of the Board
Brett Roper	64	Mar. 2002	Secretary of the Board of Directors and Chief Operating Officer
Paul Dickman	36	Aug. 2012	Chief Financial Officer
James S. Toreson	74	Apr. 2010	Director (Independent) (Previous Board Service Mar. 2002 thru Apr. 2003)

There were no 10% or more shareholders of any class of our stock during fiscal 2016. Our CEO, Warren Wang held over 10% in early 2015 but after securities offering his holding was reduced below that point.

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	James S. Toreson served on the Board of Directors previously in association with the Hollingsworth LLC ownership time period from March of 2002 through August of 2003. Mr. James S. Toreson is the single voting member of our audit, nominating, and compensation committees although Mr. Warren Wang and Mr. Brett Roper serve on these committees in a non-voting capacity as Management Representatives.

III.	Mr. Toreson and Mr. Roper had no relationship with Mr. Wang or each other prior to October of 2001 when they were introduced to each other, as well as the Company and Hollingsworth LLC as a part of the Due Diligence Team assembled to provide consideration and support to Hollingsworth LLC prior to their investment in the Company, occurring in March 2002.

IV.	Mr. Roper served on the Board of Directors starting in March 2002 (through December of 2005 as the Hollingsworth LLC Representative) and continues to serve in that capacity as of this date. Mr. Roper’s general business experience is very broad based, having exposure to operating company management, real estate investment and rehabilitation projects, and a wide variety of industry channels. He currently services as the Company’s COO as well as Secretary of the Board of Directors.

V.	The Audit Committee was enlarged to three persons in June 2010 with James S. Toreson serving as its Chairman and single voting member as of this date. Mr. Toreson, who is independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B) has been determined to have the necessary financial experience to serve as the committee financial expert. Mr. Toreson is qualified as a financial expert due to his understanding of generally accepted accounting principles which he has gained through a combination of education and experience as a key executive for over 30 years in a wide variety of businesses. A brief summary of his business experience is listed below Mr. Roper and Mr. Wang serves on the committee in a non-voting capacity.

VI.	Mr. Dickman has served as the Chief Financial Officer starting in July 2010 and continues to serve in that capacity as of this date. Mr. Dickman has a broad range of accounting and finance experience. He began his career working as an auditor and financial consultant with several regional accounting firms. In addition to his work as Chief Financial Officer for Chineseinvestors.com, Inc. he has also been the Chief Financial Officer for several other public and private companies.

VII.	Of our directors and officers, only Warren Wang filed a Form 3,4 or 4 during fiscal 2015 to report a change in his beneficial ownership of our shares. During the year Mr. Wang timely reported purchasing a total of 7,000 shares of common stock. There were no other changes in beneficial ownership by our directors or executive offices.

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

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2015 and May 31, 2014.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation (3)	Totals
Warren Wang	2016	$150,000	$–	$–	$–	$–	$–	$4,490	$154,490
Chief Executive Officer	2015	$144,000	$–	$–	$–	$–	$–	$53,435	$197,435

Brett Roper	2016	$134,000	$–	$–	$–	$–	$–	$105,934	$239,934
VP, Corporate Services	2015	$134,000	$–	$–	$–	$–	$–	$10,245	$144,245

Lan Jiang	2016	$90,250	$–	$–	$–	$–	$–	$–	$90,250
Office Manager, Shanghai	2015	$80,250	$–	$–	$–	$–	$–	$–	$80,250

Paul Dickman	2016	$72,000	$–	$–	$–	$–	$–	$12,700	$84,700
Chief Financial Officer	2015	$66,000	$–	$25,000	$–	$–	$–	$–	$91,000

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Brett Roper, Secretary of the Board	$12,000	$–	$–	$–	$–	$–	$12,000

James S. Toreson, Director	$30,000	$–	$–	$–	$–	$–	$30,000

________________

(1)	Brett Roper took on the role of Chief Operating Officer in March 2012.

(2)	Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

(3)	This compensation was primarily in the form of commissions paid for directly generated new business without the involvement of Company sales staff. Specifically, Mr. Roper received payment related to generating value associated with Medicine Man Technologies transaction in the 2016 fiscal year.

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

	For Year Ending May 31,
	2016	2015
Audit Fees (1)	$25,000	$25,000
Audit-Related Fees (2)	15,000	15,000
Tax Fees (3)	1,000	1,000
Totals	$41,000	$41,000

_________________

(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.
(3)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Item 15. Subsequent Events

Management has determined there have been no unusual financially material transactions since year-end that would require disclosure at this point.

Part IV

Item 16. Exhibits, Financial Statement Schedules

(b) Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed or “Furnished” herewith.

** To be filed by amendment.

CHINESEINVESTORS.COM, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ChineseInvestors.com, Inc.:

We have audited the accompanying balance sheet of ChineseInvestors.com, Inc. (“the Company”) as of May 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of ChineseInvestors.com, Inc., as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO

September 13, 2016

CHINESEINVESTORS.COM, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	May 31,	May 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$197,231	$498,189
Accounts receivable, net	1,899	101,918
Investments, available for sale, in affiliate	2,425,709	1,148,000
Investments, available for sale	111,016	301,491
Prepaid taxes	–	33,165
Other current assets	55,780	91,634
Total current assets	2,791,635	2,174,397

Non-current assets
Property and equipment, net	11,768	9,783
Website development, net	78,147	79,644
Total non-current assets	89,915	89,427

Total assets	$2,881,550	$2,263,824

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$76,244	$22,811
Accounts payable - due in stock	–	114,800
Deferred revenue	321,416	206,565
Unearned revenue paid in stock	90,278	173,611
Accrued liabilities	39,153	65,844
Accrued dividend & interest	23,954	34,947
Long-term secured debt	660,000	–
Embedded incentive interest	39,600	–
Total current liabilities	1,250,645	618,578

Non-current Liabilities
Long-term deferred revenue	37,642	48,767
Total Non-current Liabilities	37,642	48,767

Total liabilities	1,288,287	667,345

Commitments and Contingencies
Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 905,000 were issued and outstanding at February 29, 2016 and May 31, 2015, respectively	905	905
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 2,415,000 and 1,885,000 were issued and outstanding at February 29, 2016 and May 31, 2015, respectively	2,535	1,885
Common stock $0.001 par value 80,000,000 authorized and 7,661,805 and 7,724,305 were issued and outstanding May 31, 2016 and May 31, 2015, respectively	7,663	7,725
Additional paid-in capital	14,665,583	13,971,170
Foreign currency gain/(loss)	(638)	536
Unrealized gain on investments available for sale	2,057,770	531,631
Accumulated deficit	(15,140,555)	(12,917,373)
Total Shareholders' equity	1,593,263	1,596,479

Total liabilities and shareholders’ equity	$2,881,550	$2,263,824

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Expressed in U.S. Dollars

							Additional	Foreign	Unrealized
	Common Stock		Preferred Stock "A"		Preferred Stock "B"		Paid in	Currency	Gain on	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Securities	Deficit	Total
Balance-May 31, 2014	7,199,305	$7,200	1,285,000	$1,285	–	$–	$10,587,500	$1,350	$(291,984)	$(9,079,857)	$1,225,494
Stock based compensation	50,000	50	–	–	–	–	24,950	–	–	–	25,000
Preferred stock issued for cash	–	–	–	–	1,885,000	1,885	1,883,115	–	–	–	1,885,000
Deemed dividend associated with preferred stock issuance	–	–	–	–	–	–	1,475,700	–	–	–	1,475,700
Conversion of preferred stock to common stock	475,000	475	(380,000)	(380)	–	–	(95)	–	–	–	–
Unrealized gain on available for sale securities	–	–	–	–	–	–	–	–	823,615	–	823,615
Unrealized foreign currency gain	–	–	–	–	–	–	–	(814)	–	–	(814)
Net income	–	–	–	–	–	–	–	–	–	(3,837,516)	(3,837,516)
Balance-May 31, 2015	7,724,305	$7,725	905,000	$905	1,885,000	$1,885	$13,971,170	$536	$531,631	$(12,917,373)	$1,596,479

Preferred Stock issued for cash	–	$–	–	$–	650,000	$650	$649,350	$–	$–	$–	$650,000
Deemed dividend associated with preferred stock issuance	–	–	–	–	–	–	51,250	–	–	–	51,250
Stock repurchased and retired	(62,500)	(62)	–	–	–	–	(6,187)	–	–	–	(6,249)
Unrealized foreign currency gain/loss	–	–	–	–	–	–	(1,174)	–	–	–	(1,174)
Unrealized investment gain/loss	–	–	–	–	–	–	–	–	1,526,139	–	1,526,139
Net (loss) for the period	–	–	–	–	–	–	–	–	–	(2,223,182)	(2,223,182)
Balance - May 31, 2016	7,661,805	$7,663	905,000	$905	2,535,000	$2,535	$14,665,583	$(638)	$2,057,770	$(15,140,555)	$1,593,263

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Twelve Months Ended May 31, 2016 and 2015

Expressed in U.S. Dollars

	Twelve Months Ended May 31,
	2016	2015
Operating revenues
Investor relations	$306,415	$1,838,550
Subscription	533,965	590,097
Other	62,805	13,025
Total revenue	903,185	2,441,672

Cost of services	964,223	1,011,349

Gross profit	(61,038)	1,430,323

Operating Expenses
General and Administrative Expense	2,296,130	1,553,936
Uncollectible account write-off	126,915	–
Advertising Expense	438,673	359,538
Total Operating Expenses	2,861,718	1,913,474

Net profit/(loss) from operations	(2,922,756)	(483,151)

Other income/(expense)
Debt Forgiveness	10,490	99,702
Interest expense	(63,554)	(59,316)
Net realized gain/(loss) on marketable equity securities	949,614	(1,884,104)
Total other expense	896,550	(1,843,718)

Net (loss)	(2,026,206)	(2,326,869)

Preferred stock dividend	(145,726)	(34,947)
Deemed dividend for beneficial conversion of convertible preferred stock	(51,250)	(1,475,700)

Net (loss) attributable to common shareholders	(2,223,182)	(3,837,516)

Earnings per share attributable to common shareholders:
Basic loss per share	(0.29)	(0.51)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,724,305	7,477,661

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	1,526,139	823,615

Comprehensive Income/(Loss)	(697,043)	(3,013,901)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF CASH FLOWS

For the Twelve Months Ended May 31, 2016 and 2015

Expressed in U.S. Dollars

	2016	2015
Cash flows from operating activities
Net loss	$(2,026,206)	$(2,326,869)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(83,333)	(1,485,696)
Net, realized (loss)/gain on marketable equity securities	208,213	2,819,078
Gain on extinguishment of debt	–	(99,702)
Stock based compensation	–	25,000
Expenses paid with third party stock	12,300	–
Commissions payable due in stock paid in cash	(43,308)	–
Depreciation and amortization	20,069	24,264
Changes in operating assets and liabilities
Accounts receivable	100,019	(84,496)
Deposit	35,854	(65,230)
Prepaid Taxes	33,165	25,798
Notes payable related party	–	17,648
Accounts payable	53,434	(31,175)
Commissions Payable	–	114,800
Accrued interest expense	28,607	(11,068)
Other accrued liabilities	(26,691)	(13,515)
Deferred revenue	103,726	(168,187)
Unearned revenue paid in cash	–	(120,208)
Net cash used in operating activities	(1,584,151)	(1,379,558)

Cash flows from investing activities
(Purchase of), sale of assets, net	(20,557)	3,548
Net cash provided by investing activities	(20,557)	3,548

Cash flows from financing activities
Cash raised by sale of class "B" preferred stock	650,000	1,885,000
Cashed used for repayment of debt	–	(440,000)
Cash raised through issuance of debt	660,000	–
Cash used to purchase and retire common stock	(6,250)	–
Net cash provided by financing activities	1,303,750	1,445,000

Net increase/(decrease) in cash and cash equivalents	(300,958)	68,990
Cash and cash equivalents - beginning of year	498,189	429,199
Cash and cash equivalents - end of year	$197,231	$498,189

Supplemental cash flow disclosures
Cash paid for interest	–	24,369
Cash paid for China representative office tax	62,298	60,184
non cash revenue paid in available for sale securities	–	(1,485,696)

See accompanying notes to the financial statements

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

Cash Flows – During the year ending May 31, 2016, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations. The Company received $650,000 and $1,885,000 of proceeds from the sale of Class “B” preferred stock during the years ended May 31, 2016 and May 31, 2015, respectively.

Cash flows used in operations for the years ended May 31, 2016 and 2015 were ($1,584,151) and ($1,379,558), respectively. The increase of cash used in operations was primarily caused by the net loss offset by increase in cash raised through financing activities.

Capital Resources – As of May 31, 2016, the Company had cash and cash equivalents of $197,231 as compared to cash and cash equivalents of $498,189 as of May 31, 2015.

Going Concern - The financial statements were prepared on a going concern basis. The going concern basis assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Since inception in 1997, the Company has primarily relied upon proceeds from private placements of its equity securities to fund its operations. The Company anticipates continuing to rely on sales of our securities in order to continue to fund business operations. Issuances of additional shares will result in dilution to its existing stockholders. There is no assurance that the Company will be able to complete any additional sales of our equity securities or that it will be able arrange for other financing to fund our planned business activities.

2.	Critical Accounting Policies and Estimates:

Basis of Presentation – These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial statements.

Investment in Affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report as of May 31, 2015 to be $1,148,000 ($0.41*2,800,000  = $1,148,000 ), the Company held 1,347,616 shares of the affiliates stock at May 31, 2016 with a fair value of $1.80 per share totaling $2,425,79 at that time . This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in Unrealized gain/(loss) on trading securities in the equity section of the balance sheet. The Company determined that this asset should be consider a level three fair value instrument at May 31, 2015 because at that time there was no public market for the stock.  However, As of May 31, 2016 the company has sold 1,248,013 shares of the stock in this company at $.90 or $1.20 per share for total proceeds of $1,250,512 in additional the company has paid a liability with 204,371 shares of the MDCL stock when it was valued at $0.41 in a transaction valued at $83,792. The remaining shares held were valued at the current public market value resulting in a current asset of $2,425,709 as of May 31, 2016. As there was a public market for MDCL stock at May 31, 2016 the Company recognized the stock as a Level 1 financial instrument.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2016 and 2015 there were deposit balances in a United States bank of $195,669 and $496,828 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At May 31, 2016 and 2015 there were deposits of $1,562 and $1,361, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of May 31, 2016 and May 31, 2015, the Company had accounts receivable of $1,899 and $101,918, respectively. Of the total accounts receivable balance, values due in stock were $0 and $93,750 in May 31, 2016 and 2015 respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of May 31, 2016 and 2015, the Company determined that an allowance was not needed as all write-offs that have occurred were not of the recurring nature.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments, available for sale, in affiliate – The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report on the overall entity as of May 31, 2015 to be ($0.41*2,800,000) $1,148,000. This value is presented on the balance sheet as an asset and an unrealized gain for this amount is included in unrealized gain/(loss) on trading securities in the equity section of the balance sheet.  The Company determined that this asset should be consider a level three fair value instrument at May 31, 2015 but as the stock became publicly traded in the current year, with the symbol of MDCL, it was classified as a level one fair value instrument at May 31, 2016. At that time the Company held 1,347,616 shares of stock valued at $2,425,709. Of the amount held at May 31, 2016, 660,000 shares were restricted as collateral for short term debt representing $1,188,000 of that balance.

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

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company has filed the tax returns to request a refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W. Management expected to receive a full refund of the entire $33,165 as of May 31, 2015 however, due to difficulty and expected cost of securing the refunds the Company wrote off the balance receivable in the period ended May 31, 2016.

Other Current Assets – Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end.

Other current assets were $55,780 and $91,634 for the years ended May 31, 2016 and May 31, 2015, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $20,069 and $24,264 for the years ended May 31, 2016 and 2015, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of May 31, 2016 and May 31, 2015.

Commissions payable – In the 2014 year the Company agreed to pay one of its sales consultants a percentage of the total value of stock received, as measured when the revenue transaction took place, as compensation for IR work, the balance May 31, 2014 was $99,702. During the year ended May 31, 2015 the Company determined that it no longer had a legal obligation to pay this commission due to a breach of contract by him. Therefore, the company wrote off the liability of $99,702 and recorded a gain on extinguishment of debt on the income statement. A similar transaction occurred in 2016 resulting in a gain of $10,490 on extinguishment of debt on the income statement in that period.

In 2015 the Company agreed to pay one of its executive a commission based upon his work related to Medicine Man Technologies, of 10% of the value of the stock the Company received in the affiliate. The Company received 2,800,000 shares of stock during the transaction and agreed to pay the executive a value equal to 10% of the share price received as of May 31, 2015. The Company determined the value of the investment in affiliate (Medicine Man Technologies, Inc.) and the related accounts payable was $.41 per share according to the independent valuation at May 31, 2015.  Based upon this valuation the Company recorded a liability of commissions payable of $114,800 (2,800,000 X 10% = 280,000 X $.41 = 114,800) on its May 31, 2015 balance sheet. This liability was fully liquidated during the year ended May 31, 2016 through the delivery of 174,371 shares of MDCL stock and payment of $43,308 cash.

Unearned revenue, revenue paid in stock – During fiscal year 2014, the Company received shares of stock and warrants as payment for investor relations work that the Company will be providing through May 2016.  The stock that had not been earned was valued at $90,278 based on active market prices at the time of service contract being completed, at May 31, 2016 and $173,611 at May 31, 2015.  As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Accrued interest – The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $23,554 and $34,947 for the period ending May 31, 2016 and May 31, 2015.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	May 31,	May 31,
	2016	2015
China Employee Salaries and Commissions Accrual	$30,331	$50,779
Representative Office Tax Accrual	2,879	3,835
Other Accruals	5,943	11,230
	$39,153	$65,844

Short-term Debt - During 2016, the Company obtained short term debt of $660,000 from various individuals, secured by 660,000 shares of the Company owned stock in Medicine Man Technologies, Inc. These notes are due to be repaid during the quarter ending February 28, 2017. The lender received an incentive of 30% appreciation of the stock value for MDCL at the maturity of the short-term notes, 15 months after inception.

We may issue debt that is collateralized by common stock we own in a third party. Additionally, this debt is intended to be settled using the proceeds when that common stock is sold. If the proceeds from the sale of the common stock are more than the estimated value of the common stock when we entered into the debt agreements, the debt holder receives 30% of the deemed increase in value of the common stock (“Incentive Feature”). We estimate the value of the Incentive Feature using the expected liquidation value of the common stock collateralizing the debt based on recent sales of the common stock. We record the estimated value of the Incentive Feature as an increase to the debt liability and as interest expense. We recorded a liability and interest expense as of May 31, 2016, for the Incentive Feature of $39,600. We estimated the expected liquidation value of the underlying common stock at $1.20 per share, based on recent sales of shares.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	May 31, 2016			May 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	197,231	–	–	498,189	–	–
Investments	2,358,209	67,500	–	233,991	67,500	1,148,000
Total Financial Instruments	2,555,440	67,500	–	732,180	67,500	1,148,000

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

Other Revenue – Other revenue is comprised of revenue related to Forex service fees and rent generated through office space sublease revenue which is recognized over the period the term of the lease. Other revenue was $62,805 and $13,025 in the years ended May 31, 2016 and 2015, respectively.

Uncollectable – Uncollectable account write-off was comprised of an expense recognized due to recognizing that a receivable would not be collected. This was determined to be a nonrecurring incident and not something that required an ongoing allowance for doubtful account. Uncollectable account write-off was $126,915 and $0 in the years ended May 31, 2016 and 2015.

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $438,673 and $359,538 in the years ended May 31, 2016 and 2015, respectively.

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

Share based expense paid to through direct stock grants is expensed as occurred. Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction. The company recognized $25,000 in expenses in the year ended May 31, 2015 for stock based compensation to the Company Chief Financial Officer through direct stock grants of 50,000 shares.

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2014	389,039	$0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2015	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	–	–
Balance at May 31, 2016	389,035	$0.48

The following table presents information regarding options outstanding and exercisable as of May 31, 2016:

Weighted average contractual remaining term – options outstanding	0 years
Aggregate intrinsic value – options outstanding	$155,614
Options exercisable	389,035
Weighted average exercise price – options exercisable	$.48
Aggregate intrinsic value – options exercisable	$7,781
Weighted average contractual remaining term – options exercisable	0 years

As of May 31, 2016, future compensation costs related to options issued was $0.

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

As of May 31, 2016 and 2015, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

Series B Convertible Preferred Stock

In the years ended May 31, 2016 and 2015 the Company issued 650,000 and 1,885,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $2,535,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we will record the intrinsic value of this beneficial conversion feature which we calculated to be $1,475,700 as a deemed dividend on the Company’s income statement in 2015 and $51,250 in the period ending May 31, 2016. This deemed dividend was calculated based upon a trading price ranging from $0.35 to $0.76 per share closing price of trading on the OTCBB exchange where are stock is traded and effective sale price (with conversion) of $0.88 to $1.90 per share of common stock.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	May 31, 2016	May 31, 2015
Furniture & Fixtures	$87,413	$75,527
Leasehold Improvements	23,417	23,416
	$110,830	$98,943
Less: Accumulated Depreciation	(99,062)	(89,160)
	$11,768	$9,783

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the years ended May 31, 2015 and 2014 was $9,903 and $16,174, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	May 31, 2016	May 31, 2015
Website development	174,046	165,374
Less: Accumulated Depreciation	(95,899)	(85,730)
	$78,147	$79,644

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the twelve months ended May 31, 2014 and 2013 was $10,166 and $8,090 respectively.

6.	Commitments and Concentrations:

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016, resulting in the following future commitments, based on the exchange rate at May 31, 2016 of the following:

2017 fiscal year	20,143

Office Lease – Denver, Colorado – The Company entered into a lease for office space in Denver, Colorado. The lease period started June 1, 2015 and will terminate May 31, 2018, resulting in the following future commitments:

2017 fiscal year	$ 18,687
2018 fiscal year	19,355

The company had a lease for executive office space in Denver, Colorado that was prepaid for six months in the third quarter of 2015 and expired July 31, 2015. However, the company moved into new office space June 1, 2015 and abandoned that location at May 31, 2015. The company expensed the remaining outstanding prepaid rent of $3,308 at that time.

Office Lease – New York – The Company entered into a lease for executive office space in New York, NY. The Lease period started April 21, 2015 and terminated July 31, 2016 and is currently on a month to month basis.

Office Lease – Irwindale, California – The Company entered into a lease for executive office space in San Gabriel, California. The Lease is currently on a month to month basis.

Concentrations – During the periods ending May 31, 2016 and 2015, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada. Due to nature of individuals sales being fairly small there was no concentration of revenue on an individual level.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is a party to an investigation which, in the opinion of management, upon consideration of corporate counsel advice, it believes it is reasonably likely to not have an adverse effect on the financial condition, results of operation or cash flow of the Company in the future.

7.	Income Taxes:

The Company recorded no income tax provision or benefit for the years ended May 31, 2016 and 2015, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 34% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $8 million of net operating loss carry forwards as of May 31, 2016. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of May 31, 2016 and 2015, the Company had approximately $2.7 million and $1.7 million, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2016 and 2015, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The valuation allowance increased approximately $1,100,000 during the year ended May 31, 2016 and increased approximately $902,000 during the year ended May 31, 2015, respectively. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

Description	2016		2015
Federal Statutory Rate	35%		35%
State Statutory Rate	6%		5%
Change in Rate / Other	4%		2%
Permanent Tax Differences	(6%	)	(1%	)
Calculated Rate	39%		41%
Actual Calculated Rate	(39%	)	(41%	)
Difference	0%		0%

8.	Subsequent events:

Management has evaluated all events subsequent to year end through the date of this filing, noting that none materially impacted the financial statements or require further disclosure.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: September 13, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: September 13, 2016	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer