Form 10-K/A
period 2016-05-31
Chineseinvestors.com, Inc.
filed 2016-09-14
CIK 1459482

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on September 13, 2016.

2

PART II - OTHER INFORMATION

Item 16. Exhibits

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: September 14, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: September 14, 2016	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

4