Form 10-Q
period 2016-08-31
Chineseinvestors.com, Inc.
filed 2016-10-24
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of August 31, 2016 there were outstanding 7,661,805 shares of the issuer’s common stock, par value $0.001 per share and 905,000 shares of the issuer’s class A preferred stock, par value $0.001 per share and 2,535,000 shares of the issuer’s class B preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended August 31, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	August 31,	May 31,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$312,713	$197,231
Accounts receivable, net	13,866	1,899
Investments, available for sale, in affiliate	1,008,405	2,425,709
Investments, available for sale	84,384	111,016
Investments, restricted	156,000	–
Prepaid expenses	4,923	–
Other current assets	39,276	55,780
Total current assets	1,619,567	2,791,635

Non-current assets
Property and equipment, net	10,877	11,768
Website development, net	79,041	78,147
Total non-current assets	89,918	89,915

Total assets	$1,709,485	$2,881,550

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$63,288	$76,244
Deferred revenue	415,391	321,416
Unearned revenue paid in stock	189,995	90,278
Accrued liabilities	109,909	39,153
Accrued dividend & interest	71,864	23,954
Secured debt	660,000	660,000
Embedded incentive interest	39,600	39,600
Total current liabilities	1,550,047	1,250,645

Non-current Liabilities
Long-term deferred revenue	84,805	37,642
Total Non-current Liabilities	84,805	37,642

Total liabilities	1,634,852	1,288,287
Commitments and Contingencies
Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 905,000 were issued and outstanding at August 31, 2016 and May 31, 2016, respectively	905	905
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 2,535,000 and 2,535,000 were issued and outstanding at August 31, 2016 and May 31, 2016, respectively	2,535	2,535
Common stock $0.001 par value 80,000,000 authorized and 7,661,805 were issued and outstanding August 31, 2016 and May 31, 2016, respectively	7,663	7,663
Additional paid-in capital	14,665,583	14,665,583
Foreign currency loss	(902)	(638)
Unrealized gain on investments available for sale	749,814	2,057,770
Accumulated deficit	(15,350,965)	(15,140,555)
Total Shareholders' equity	74,633	1,593,263

Total liabilities and shareholders’ equity	$1,709,485	$2,881,550

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended August 31,
	2016	2015

Operating revenues
Investor relations	$90,312	$51,783
Subscription	249,229	101,921
Other	1,783	12,624
Total revenue	341,324	166,328

Cost of services	228,871	246,244

Gross profit	112,453	(79,916)

Operating Expenses
General and Administrative Expense	845,676	515,406
Advertising Expense	180,724	106,378
Total Operating Expenses	1,026,400	621,784

Net profit/(loss) from operations	(913,947)	(701,700)

Other income/(expense)
Other income	300	4,165
Interest expense	(9,713)	–
Net realized gain/(loss) on marketable equity securities	750,878	(2,267)
Total other income	741,465	1,898

Net /(loss)	$(172,482)	$(699,802)

Preferred stock deemed dividend	–	(49,000)
Preferred stock dividends	(37,928)	(32,407)
Net (loss) attributable to common shareholders	(210,410)	(781,209)

Earnings per share attributable to common shareholders:
Basic loss per share	$(0.02)	$(0.09)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,661,805	7,661,805

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	(1,307,956)	(99,973)

Comprehensive Income/(Loss)	$(1,480,438)	$(799,775)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC

STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 2016 and 2015 (Unaudited)

Expressed in U.S. Dollars

	2016	2015
Cash flows from operating activities
Net loss	$(172,482)	$(699,802)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	–	(26,494
Net realized (gain)/loss on marketable equity securities	(750,878)	(20,833)
Foreign currency exchange loss(gain)	(264)	–
Depreciation and amortization	3,370	5,906
Changes in operating assets and liabilities
Accounts receivable	(11,967)	1,838
Prepaid expenses	(4,923)
Investments-restricted	(146,000)
Other current assets	16,504	10,735
Accounts payable	(12,956)	36,677
Deferred revenue	240,855	(42,648)
Accrued liabilities	70,756	(55,791)
Unearned rent		30,000
Accrued interest and dividends	47,910	(6,288)
Net cash used in) operating activities	(720,075)	(766,700)

Cash flows from investing activities
Purchase of equipment	(3,373)	(10,070)
Proceeds from the sale of marketable equity securities	876,858	10,576
Net cash provided by investing activities	873,485	(506)

Cash flows from financing activities
Cash raised through sale of class B preferred stock	–	530,000
Accrued dividends on class B preferred stock	(37,928)	–
Net cash used in financing activities	(37,928)	530,000

Net increase/(decrease) in cash and cash equivalents	115,482	(236,194)
Cash and cash equivalents - beginning of year	197,231	498,189
Cash and cash equivalents - end of year	$312,713	$261,995

Supplemental cash flow disclosures
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	–	–

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

Cash Flows – During the three months ending August 29, 2016, the Company primarily generated cash and cash equivalents, from the sale of its available for sale securities and deferred revenue from membership subscriptions.

Cash flows provide by (used in) operations for the three months ending August, 2016 and 2015 were $($720,074) and ($766,700), respectively. The decreased cash used in operations were due to increased deferred revenue from membership subscriptions and revenue related to investor relationships

Capital Resources – As of August, 2016, the Company had cash and cash equivalents of $312,713 as compared to cash and cash equivalents of $197,231 as of May 31, 2016.

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

Investment in Affiliate The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report. As of May 31, 2016, the Company held 1,347,616 shares of the affiliates stock with a fair value of $1.80 per share totaling $2,425,709 at that time. During the three months ended August 31, 2016, the Company sold 713,399 shares of the stock in this company at $1.20 per share for total proceeds of $856,080. The remaining shares held were valued at the current public market value resulting in a current asset of $1,008,405as of August 31, 2016. As there was a public market for MDCL stock at August 31, 2016 and May 31, 2016 the Company recognized the stock as a Level 1 financial instrument.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At august 31, 2016 and May 31, 2016 there were deposit balances in a United States bank of $278,362 and $195,571 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At August 31, 2016 and May 31, 2016 there were deposits of $23,289 and $1,562, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of August 31, 2016 and May 31, 2016, the Company had accounts receivable of $13,866 and $1,899, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of August 31, 2016 and May 31, 2016, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Prepaid taxes –A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 605W. Management wrote off the balance receivable in the period ended May 31, 2016 due to difficulty and expected cost of securing the refund.

Investments available for sale Investments available for sale is comprised of publicly traded stock received in return for providing investor relations services to client companies. The investor relations services range from one month to a year, from the inception of the contract. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term.

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

Other current assets were $39,276 and $55,780 at August 31, 2016 and May 31, 2016, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $3,370 and $5,906 for the three months ended August 31, 2016 and 2015, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of August 31. 2016 and May 31, 2016.

Accrued dividend – The accrued dividend balance represents dividend payable related to the Class “B” preferred stock. Accrued dividends were $33,935 and $23,954 for the periods ending August 31, 2016 and May 31, 2016.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	August 31, 2016	May 31, 2016
China Employees' Salaries and Commissions Accrual	$58,971	$30,598
Accrued Payroll	46,450	6,799
Accrued Expenses	4,488	1,756
	$109, 909	$39,153

Unearned revenue, revenue paid in stock – For the three months ended August 31, 2016 and during fiscal year ended May 31, 2016, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through July 2017. The stock that had not been earned was valued at $189,995 at August 31, 2016 as compared to $90,278 at May 31, 2016. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Deferred revenue – The company receives payment for subscription revenues in advance before the subscription service is granted. The company recognizes the revenue as being earned as the services are deliver. The amount paid for which services have not yet been delivered related to subscription revenues is recorded as a liability in the current or long-term portion of the liabilities section of the balance sheet. The deferred revenue balance that will be earned in the next twelve months was $415,391 at August 31, 2016 as compared to $321,416 at May 310, 2016. The long-term deferred revenue balance was $84,805 on August 31, 2016 as compared to $37,642 May 31, 2016.

Short-term debt, secured by stock – During 2016, the Company obtained short term debt of $660,000 from various individuals, secured by 660,000 shares of the Company owned stock in Medicine Man Technologies, Inc. These notes are due to be repaid during the quarter ending February 28, 2017. The lender received an incentive of 30% appreciation of the stock value for MDCL at the maturity of the short-term notes, 15 months after inception.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	August 31, 2016			May 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	312,713	–	–	197,231	–	–
Investments	1,181,289	67,500	–	2,469,225	67,500	–
Total Financial Instruments	1,494,002	67,500	–	2,666,456	67,500	–

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

Other Revenue – Other revenue is comprised of revenue related to Forex service fees and rent generated through office space sublease revenue which is recognized over the period the term of the lease. Other revenue was $1,783 and $12,624 for the three months ended August 31, 2016 and 2015, respectively.

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $180,724 and $106,378 in the three months ended August 31, 2016 and 2015, respectively.

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

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2014	389,035	$0.48
Granted	–
Exercised
Forfeited or expired	–	–
Balance at May 31, 2015	389,035	$0.48
Granted
Exercised	–	–
Forfeited or expired	389,035	–
Balance at May 31, 2016	–	$–

 As of the date of this filing all outstanding stock options have expired.  Future compensation cost related to stock options is zero dollars.

3. Stockholders’ Equity:

As of August 31, 2016 and May 31, 2016, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31, 2016	May 31, 2016
Furniture & Fixtures	$87,413	$87,413
Leasehold Improvements	23,417	23,417
	$110,830	$110,830
Less: Accumulated Depreciation	(99,953)	(99,062)
	$10,877	$11,768

Depreciation on equipment is provided on a straight line basis over its expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the three months ending August 31, 2016 and 2015 was $889 and $3,474, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	August, 2016	May 31, 2016
Website development	$177,421	$174,046
Less: Accumulated Depreciation	(98,380)	(95,899)
	$79,041	$78,147

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the three months ended August 31, 2016 and 2015 was $2,481 and $2,862 respectively.

6. Commitments and Concentrations:

Office Lease – Shanghai – The Company entered a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016, on August 2016, the Company renewed this lease at around $5,400 per month to September 30, 2019, resulting in the following future commitments, based on the exchange rate at August 31, 2016 of the following:

2017 fiscal year	$48,150
2018 fiscal year	$64,800
2019 fiscal year	$64,800
2020 fiscal year	$21,600

Office Lease – Denver, Colorado – The Company entered a lease for office space in Denver, Colorado. The original lease period started June 1, 2015 and will terminate May 31, 2018, monthly lease payment was $3,333. On June 2016, the Company and landlord mutually agreed to terminate this contract on August 15, 2016 and the security deposit was converted to two months of rent at that time.

Office Lease – New York – The Company entered a lease for executive office space in New York, NY. The original lease period started April 21, 2015 and was terminated on July 31, 2016. On January 2016, the Company renewed the lease at $2,167 per month to February 28, 2017 and resulting future commitments at $26,004.

Office Lease – San Gabriel, California – The Company entered a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and was terminated on August 1, 2016. On June, the Company renewed the contract for another 3 years to July 31, 2019 resulting in the following future commitments:

2017 fiscal year	$38,175
2018 fiscal year	$52,173
2019 fiscal year	$53,783
2020 fiscal year	$9,300

Office Lease – Irwindale, California – On October, 2015, the Company entered a lease for executive office space in Irwindale, California. The Lease is one-year lease at $5000 per month and that terminates on Nov 10th 2016 resulting future commitment at $15,000 through termination.

Concentrations – During the periods ending August 31, 2016 and 2015, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

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

9. Subsequent event:

Management has evaluated all events subsequent to the date on October 24, 2016, noting that none materially impacted the financial statements or require further disclosure.

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

During the 1st quarter of fiscal year 2017 the company continued to develop its investor relations business. These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

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

Three months ended August 31, 2016 compared to three months ended August 31, 2015.

Quarterly Revenues and Expenses

Subscription Revenue: There was an increase in subscription revenues from $101,921 in the three months ended August 31, 2015 to $249,229 in the three months ended August 31, 2016.

Investor Relations Revenue: There was an increase in investor relation revenue from $51,783 in the three months ended August 31, 2015 to $90,312 in the three months ended August 31, 2016

Other Revenue:  The decrease in other revenue earned in the three months ended August 31, 2016 of $1,783 from $12,624 in the three months ended August 31, 2015 was primarily caused by expiration of rental income from a sublease in fiscal year 2016.

Cost of Services Sold:  The cost of services slightly decreased to $228,871 in the three months ending August 31, 2016 from $246,244 in the three months ending August 31, 2015 as expense associated with its operations in the People’s Republic of China was reduced.

Gross profit margin: The Company’s gross profit margin increased to 33% ($112,453 on $341,324 of revenue) in the three months ending August 31, 2016 form (48%) (-$79,916 on $166,328 of revenue) in the three months ending August 31, 2015 as both Investor relations revenue and subscription revenue doubled.

General & Administrative Expenses: The Company’s general and administrative expenses increased from $515,406 to $845,676.  The increase in this expense category was related to additional staff and professional service expenses for the company’s operation.

Advertising Expenses: Advertising related expenses increased from $106,378 in three months ending August 31, 2015 to $180,724 in three months ending August 31, 2016. These expenses are generally related to outside advertising costs and various other related expenses.

Net realized gain (loss) on marketable securities: The Company recognized a realized gain on marketable securities of $750,878 in the three months ended August 31, 2016 as compared to a realized loss in three months ended August 31, 2015 of $2267. This gain was mainly caused by the partial liquidation of the Companies holdings in Medicine Man Technologies, Inc. stock that increased in value from $0.41 per share to over $1.20 per share.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company has raised $2,535,000 through the issuance of its class “B” preferred stock, in an offering that is still ongoing. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. In addition, the Company has liquidated a portion of its holdings in Medicine Man Technologies (MDCL) stock generating approximately 837,980cash during the three months ending August 31, 2016. At August 31, 2016 the Company still held 634,217 shares of MDCL stock representing $1,008,405 of value based upon the closing market price of $1.59. However, of these shares 660,000 shares are restricted as collateral for the short term debt the company is currently holding. There can be no assurance that the Company currently has sufficient capital or access to capital needed for operations for the next annual period.

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

*To be filed by amendment.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: October 24, 2016	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: October 24, 2016	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

