Form 10-Q/A
period 2016-08-31
Chineseinvestors.com, Inc.
filed 2016-10-25
CIK 1459482

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T and to correct some miscellaneous typos and formatting issues. No other changes have been made to the Form 10-Q, as originally filed on October 24, 2016.

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

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC

STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 2016 and 2015 (Unaudited)

Expressed in U.S. Dollars

	2016	2015
Cash flows from operating activities
Net loss	$(172,482)	$(699,802)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	–	(26,494)
Net realized (gain)/loss on marketable equity securities	(750,878)	(20,833)
Foreign currency exchange loss (gain)	(264)	–
Depreciation and amortization	3,370	5,906
Changes in operating assets and liabilities
Accounts receivable	(11,967)	1,838
Prepaid expenses	(4,923)	–
Investments-restricted	(146,000)	–
Other current assets	16,504	10,735
Accounts payable	(12,956)	36,677
Deferred revenue	240,855	(42,648)
Accrued liabilities	70,756	(55,791)
Unearned rent	–	30,000
Accrued interest and dividends	47,910	(6,288)
Net cash used in operating activities	(720,075)	(766,700)

Cash flows from investing activities
Purchase of equipment	(3,373)	(10,070)
Proceeds from the sale of marketable equity securities	876,858	10,576
Net cash provided by investing activities	873,485	506

Cash flows from financing activities
Cash raised through sale of class B preferred stock	–	530,000
Accrued dividends on class B preferred stock	(37,928)	–
Net cash used in financing activities	(37,928)	530,000

Net increase/(decrease) in cash and cash equivalents	115,482	(236,194)
Cash and cash equivalents - beginning of period	197,231	498,189
Cash and cash equivalents - end of period	$312,713	$261,995

Supplemental cash flow disclosures
Cash paid for interest	–	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	–	–

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

Cash flows provide by (used in) operations for the three months ending August, 2016 and 2015 were ($720,074) and ($766,700), respectively. The decreased cash used in operations were due to increased deferred revenue from membership subscriptions and revenue related to investor relationships

Capital Resources – As of August, 2016, the Company had cash and cash equivalents of $312,713 as compared to cash and cash equivalents of $197,231 as of May 31, 2016.

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

Investment in Affiliate The Company invested in an affiliate during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses, therefore management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report. As of May 31, 2016, the Company held 1,347,616 shares of the affiliates stock with a fair value of $1.80 per share totaling $2,425,709 at that time. During the three months ended August 31, 2016, the Company sold 713,399 shares of the stock in this company at $1.20 per share for total proceeds of $856,080. The remaining shares held were valued at the current public market value resulting in a current asset of $1,008,405 as of August 31, 2016. As there was a public market for MDCL stock at August 31, 2016 and May 31, 2016 the Company recognized the stock as a Level 1 financial instrument.

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

Deferred revenue – The company receives payment for subscription revenues in advance before the subscription service is granted. The company recognizes the revenue as being earned as the services are deliver. The amount paid for which services have not yet been delivered related to subscription revenues is recorded as a liability in the current or long-term portion of the liabilities section of the balance sheet. The deferred revenue balance that will be earned in the next twelve months was $415,391 at August 31, 2016 as compared to $321,416 at May 31, 2016. The long-term deferred revenue balance was $84,805 on August 31, 2016 as compared to $37,642 May 31, 2016.

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

6. Subsequent event:

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

