Form 10-Q
period 2016-11-30
Chineseinvestors.com, Inc.
filed 2017-01-23
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Paul D. Dickman, Director of Administrative Services - (303) 968-9643

Copies to: Michael E. Shaff, Esq. , Irvine Venture Law Firm, LLP

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

As of January, 17, 2017 there were outstanding 7,661,805 shares of the issuer’s common stock, par value $0.001 per share and 905,000 shares of the issuer’s class A preferred stock, par value $0.001 per share and 2,605,000 shares of the issuer’s class B preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended November 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	November 30,	May 31,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$646,866	$197,231
Accounts receivable, net	42,282	1,899
Investments, available for sale, in affiliate	48,266	2,425,709
Investments, available for sale	603,883	282,616
Other current assets	58,029	55,780
Total current assets	1,399,326	2,963,235

Non-current assets
Property and equipment, net	11,339	11,768
Website development, net	79,942	78,147
Total non-current assets	91,281	89,915

Total assets	$1,490,607	$3,053,150

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$101,809	$76,244
Deferred revenue	396,889	321,416
Unearned revenue paid in stock	90,144	90,278
Accrued liabilities	490,441	39,153
Accrued dividend & interest	128,937	26,529
Secured debt	1,070,000	660,000
Embedded incentive interest	83,080	39,600
Total current liabilities	2,361,300	1,253,220

Non-current Liabilities
Long-term deferred revenue	65,652	37,642
Total Non-current Liabilities	65,652	37,642

Total liabilities	2,426,952	1,290,862
Commitments and Contingencies
Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 905,000 and 905,000 were issued and outstanding at November 30, 2016 and May 31, 2016, respectively	905	905
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 2,605,000 and 2,605,000 were issued and outstanding at November 30, 2016 and May 31, 2016, respectively	2,605	2,605
Common stock $0.001 par value 80,000,000 authorized and 7,661,805 were issued and outstanding November 30, 2016 and May 31, 2016, respectively	7,663	7,663
Additional paid-in capital	14,735,888	14,735,888
Foreign currency loss	(1,337)	(638)
Unrealized gain (loss) on investments available for sale	(63,263)	2,114,170
Accumulated deficit	(15,618,806)	(15,098,305)
Total Shareholders' equity(deficit)	(936,345)	1,762,288

Total liabilities and shareholders’ equity	$1,490,607	$3,053,150

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Six Months Ended November 30, 2016 and 2015

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015

Operating revenues
Investor relations	$278,850	$107,965	$369,162	$159,749
Subscription	232,094	98,982	481,323	200,903
Other	–	12,316	1,783	24,940
Total revenue	510,944	219,263	852,268	385,592
Cost of services	220,525	265,973	449,396	512,217
Gross profit (loss)	290,419	(46,710)	402,872	(126,625)
				.
Operating Expenses
General and administrative Expense	1,207,803	614,443	2,053,478	1,129,850
Advertising expense	180,844	80,564	361,567	186,942
Total operating expenses	1,388,647	695,007	2,415,045	1,316,792

Net loss from operations	(1,098,228)	(741,717)	(2,012,173)	(1,443,417)

Other income/(expense)
Other income	2,285	174	2,585	4,339
Interest expense	(57,921)	(4,100)	(67,634)	(4,100)
Net realized gain/(loss) on marketable equity securities	883,807	(7,184)	1,634,685	(9,451)
Total other income(expense)	828,171	(11,110)	1,569,636	(9,212)

Net loss	$(270,057)	$(752,827)	$(442,538)	$(1,452,629)

Preferred stock deemed dividend	–	(2,625)	–	(51,625)
Preferred stock dividends	(38,976)	–	(77,963)	–
Net loss attributable to common shareholders	$(309,033)	$(755,452)	$(520,501)	$(1,504,254)

Loss per share attributable to common shareholders:
Basic loss per share	$(0.04)	$(0.10)	$(0.07)	$(0.19)
Weighted average number of shares outstanding - basic & diluted	8,116,750	7,724,305	7,888,035	7,724,305

Net loss attributable to common shareholders	(309,033)	(755,452)	(520,501)	(1,504,254)
Other comprehensive loss
Net unrealized loss on available for sale securities	(848,577)	(51,463)	(2,177,433)	(151,436)

Comprehensive loss	$(1,157,610)	$(806,915)	$(2,697,934)	$(1,655,690)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended November 30, 2016 and 2015 (Unaudited)

Expressed in U.S. Dollars

	2016	2015
Cash flows from operating activities
Net loss	$(442,538)	$(1,452,629)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash revenue recognized as available for sale securities	(230,133)	(40,617)
Net realized gain on marketable equity securities	(1,634,685)	(41,666)
Depreciation and amortization	6,855	11,010
Net unrealized foreign currency translation (loss)gain	(699)	–
Changes in operating assets and liabilities
Accounts receivable	(40,383)	3,377
Other current assets	(2,250)	25,912
Accounts payable	25,565	74,283
Deferred revenue	103,563	4,024
Accrued liabilities	451,289	(44,734)
Accrued interest and dividends	67,925	35,644
Net cash used in operating activities	(1,695,491)	(1,425,396)

Cash flows from investing activities
Purchase of equipment	(8,222)	(17,451)
Proceeds from the sale of marketable equity securities	1,917,719	–
Proceeds from note receivable - affiliate	–	52,026
Purchase of marketable equity securities-affiliate	(174,371)	–
Net cash provided by investing activities	1,735,126	34,575

Cash flows from financing activities
Cash raised through sale of class B preferred stock	–	720,000
Cash raised through issuance of short-term debt	410,000	660,000
Net cash provided by financing activities	410,000	1,380,000

Net increase/(decrease) in cash and cash equivalents	449,635	(10,821)
Cash and cash equivalents - beginning of year	197,231	498,189
Cash and cash equivalents - end of period	$646,866	$487,368

Supplemental cash flow disclosures
Cash paid for interest	–	–
Cash paid for income taxes	–	–

Supplemental disclosure of non-cash activity:

During the six-month ended November 30,2016, the company received various stock valued (FMV) at $280,000 for investor relations(“IR”) services performed. $50,000 of such stock received in July 2016 from ACUG was returned in November 2016 due to cancellation of contract. During the six-month ended November 30, 2015, the Company received stock valued at $54,000 for such IR services.

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

During May 2000, the Company entered into an agreement with MAS Financial Corp. (“MASF”) whereby MASF agreed to transfer control of a public shell corporation to the Company and perform certain consulting services for a fee of $30,000.

During June 2000, the Company completed reorganization with MAS Acquisition LII Corp. (“MASA”) with no operations or significant assets. Pursuant to the terms of the agreement, the Company acquired approximately 96% of the issued and outstanding common shares of MASA in exchange for all of its issued and outstanding common stock. MASA issued 8,200,000 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 319,900 shares of common stock in exchange for the net assets of MASA. In conjunction with the reorganization MASA changed its name to Chineseinvestors.com, Inc.

The Company is now incorporated as a C corporation in the State of Indiana as of June 1, 1997.

Going Concern – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is potential that the Company will not continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability. The Company intends on financing its future activities and its working capital needs largely from the sale of equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.  However, there can be no assurance that the Company will be successful in its efforts. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

1. Liquidity and Capital Resources:

Cash Flows – During the six months ending November 30, 2016, the Company primarily generated cash and cash equivalents from the sale of its available for sale securities and issuance of debt.

Cash flows used in operations for the six months ending November 30, 2016 and 2015 were ($1,695,491) and ($1,425,396), respectively. The increased cash used in operations were due to increased operating expenses related to employee payroll, professional fees and marketing expenses.

Capital Resources – As of November, 2016, the Company had cash and cash equivalents of $646,866 as compared to cash and cash equivalents of $197,231 as of May 31, 2016.

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

Investment in Affiliate – The Company invested in an affiliate, Medicine Man Technologies, Inc. (“MDCL”), during April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses; therefore, management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report. As of May 31, 2016, the Company held 1,347,616 shares of the affiliates stock with a fair value of $1.80 per share totaling $2,425,709 at that time. During the six months ended November 30, 2016, the Company purchased 174,371 shares at $1.00 per share MDCL stock from private offering. The Company also sold 1,390,699 shares of MDCL stock at $1.2 per share and 114,050 shares at $2.00 per share for a total proceed of $1,896,939. The remaining shares held were valued at the current public market value resulting a current asset of $48,266 as of November 30, 2016. As there was a public market for MDCL stock at November 30, 2016 and May 31, 2016 the Company recognized the stock as a Level 1 financial instrument.

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

Due to the functional and reporting currency both being in U.S. dollars, ASC 830-10-45-17 states that re-measurement of the books of record is not necessary.

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

2. Fees from membership subscriptions: these revenues are recognized over the term of the subscription. Subscription terms are generally between 3 and 12 months but can occasionally be as short as 1 month or as long as 60 months. Long term deferred revenues are recognized from subscriptions over 12 months.

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

Costs of Services – Costs of services sold are the total direct cost of the Company’s operations in Shanghai.

Website Development Costs – The Company accounts for its development costs in accordance with ASC 350-50, “Accounting for Website Development Costs.” The Company’s website comprises multiple features and offerings that are currently developed with ongoing refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs are capitalized as fixed assets. Purchased software costs are capitalized in accordance with ASC codification 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. All other costs are reviewed to determine whether they should be capitalized or expensed.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2016 and May 31, 2016 there were deposit balances in a United States bank of $625,701 and $195,571 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At November 30, 2016 and May 31, 2016 there were deposits of $21,151 and $1,562, respectively, in The Bank of China.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed, and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay. As of November 30, 2016 and May 31, 2016, the Company had accounts receivable of $42,282 and $1,899, respectively.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of November 30, 2016, and May 31, 2016, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Prepaid taxes – A percentage of the Company’s aggregate gross amount of reportable payment transactions settled through one of the Company’s merchant banks were withheld and remitted to the Internal Revenue Service (IRS) under IRS regulation Section 6050W. The Company is filing the tax return to refund the withholdings as management does not believe the Company’s revenue transactions fall within the rules of Section 6050W. Management wrote off the balance receivable in the period ended May 31, 2016 due to difficulty and expected cost of securing the refund.

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

The Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the quoted price of an otherwise identical unrestricted security of the same issuer, adjusted for the effect of the restriction, in accordance with the provisions of topic 820-10-15-5, which states that an equity security has a readily determinable fair value if it meets the condition of having a “sales prices or bid-and-asked quotations which are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotation systems or by the OTC Markets Group Ins. Restricted stock meets that definition if the restriction terminates within one year.” These shares were classified as available for sale securities in accordance with ASC 948-310-40-1 as the Companies intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, equity securities that have readily determinable fair values that are classified as available-for-sale shall be measured subsequently at fair value in the statement of financial position. “Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.”

As these shares, will be earned over the term of the contracts, the Company will defer the recognition of the earnings of the revenue over the period the services are performed. The value recorded will be determined by multiplying the average of the closing price on the last day of the month for the period being reported based on closing market price per share.

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

Other current assets were $58,029 and $55,780 at November 30, 2016 and May 31, 2016, respectively.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $6,855 and $11,010 for the six months ended November 30, 2016 and 2015, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of November 30, 2016 and May 31, 2016.

Accrued dividend – The accrued dividend balance represents dividend payable related to the Class “B” preferred stock. Accrued dividends were $128,937 and $26,529 for the periods ending November 30, 2016 and May 31, 2016.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	November 30, 2016	May 31, 2016
China Employees' Salaries and Commissions Accrual	$40,309	$30,598
Accrued Stock Compensation	382,950	–
Accrued Payroll	65,269	6,799
Accrued Expenses	1,913	1,756
	$490,441	$39,153

Unearned revenue, revenue paid in stock – For the six months ended November 30, 2016 and fiscal year ended May 31, 2016, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through July 2017. The stock that had not been earned was valued at $90,144 and $90,278 at November 30, 2016 and May 31, 2016 respectively. As the Company earns the fees for the works, this balance will be reduced to reflect the portion still to be earned.

Deferred revenue – The company receives payment for subscription revenues in advance before the subscription service is granted. The company recognizes the revenue as being earned as the services are deliver. The amount paid for which services have not yet been delivered related to subscription revenues is recorded as a liability in the current or long-term portion of the liabilities section of the balance sheet. The deferred revenue balance that will be earned in the next twelve months was $396,889 and $321,416 at November 30, 2016 and May 31,2016 respectively. The long-term deferred revenue balance was $65,652 and $37,642 on November 30, 2016 and May 31, 2016 respectively.

Short-term debt, secured by stock – During 2016, the Company obtained short term debt of $660,000 from various individuals, secured by 660,000 shares of the Company owned stock in MDCL. These notes are due to be repaid during the quarter ending February 28, 2017. The lender received an incentive of 30% appreciation of the stock value for MDCL at the maturity of the short-term notes, 15 months after inception. As of November 30, 2016, the Company only has 17,238 shares of MDCL on hand. Therefore management plans to issue private placement memorandum to raise additional fund to fulfill the obligation of the debt. If the proceeds from the sale of MDCL are more than the estimated value of the common stock when we entered into the debt agreements, the debt holder receives 30% of the deemed increase in value of the common stock (“Incentive Feature”). Short-term loan secured common stock were sold at $1.2 per share as of November 30, 2016, the liability for the Incentive Feature is $39,600.

In September 2016, the Company obtained short-term debt of $410,000 from various individuals. Based on the original lending agreements, the loan is secured by shares of the stocks in the following companies. The Company agrees to setup an escrow with Irvine Venture Law Firm to place those shares.

Company name	Shares Secured for Loan
Sino-Global Shipping America LTD (SINO)	80,000.00
Recon Technology LTD (RCON)	60,000.00
Nengfa Weiye Engergy (NFEC)	185,000.00
SGOCO Group LTD (SGOC)	18,333.33

When entering the loan agreement, the Company believe that the contract would be executed and SINO shares shall be delivered upon signing the contract. However, such IR service agreement was not executed due to the disagreement among SINO’s management. As a result, the Company did not obtain the SINO shares. For NFEC, the Company obtained 100,000 shares at the time entering the contract, the remaining shares were fully received by the end of year 2016. The loan agreements are still valid after negotiating the terms with the private lenders. These notes are due on September 2017. The lenders received a 20% of the deemed increase in value of these secured shares (“Incentive Feature”). We estimate the value of the Incentive Feature of the common stock collateralizing the debt using the fair market value as of November 30, 2016.   We recorded the estimated value of the Incentive Feature as and increase to the debt liability and interest expense. As of November 30, 2016, the Incentive Feature of $43,480 was recorded.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	November 30, 2016			May 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	$646,866	$–	$–	$197,231	$–	$–
Investments	584,649	67,500	–	2,640,825	67,500	–
Total Financial Instruments	$1,231,515	$67,500	$–	$2,838,056	$67,500	$–

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

Other Revenue – Other revenue is comprised of revenue related to Forex service fees and rent generated through office space sublease revenue which is recognized over the period the term of the lease, the sublease ended as of May 31, 2016. Other revenue was $1,783 and $24,940 for the six months ended November 30, 2016 and 2015, respectively.

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $361,567 and $186,942 in the six months ended November 30, 2016 and 2015, respectively.

Earnings (Loss) Per Share – Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings Per Share”. Fully diluted loss per share are not calculated and presented on the financial statements as the calculation would be antidilutive.

Stock Based Compensation – The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value, for stock options using the Black-Scholes option pricing model.

On October 2016, the Company declared restricted stock award to its eligible employees and contractors. Total shares declared were 1,035,000, and the fair market price at grant date was $0.37 per share. All these shares were fully vested at grant date, total stock compensation expense totaling $382,950 were recorded during the period.

3. Stockholders’ Equity:

As of November 30, 2016, and May 31, 2016, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 40,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

Series A Convertible Preferred Stock:

The Company has 20,000,000 shares of preferred stock as series A authorized. As of November 30, 2016 and May 31, 2016, the Company has 905,000 preferred stock Series A issued and outstanding. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Series B Convertible Preferred Stock

In the years ended May 31, 2016 and 2015 the Company issued 720,000 and 1,885,000 shares of preferred stock as Series B convertible preferred stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we have recorded the intrinsic value of this beneficial conversion feature which we calculated to be $51,625 as a deemed dividend on the Company’s income statement for the six-month ended November 30, 2015. This deemed dividend was calculated based upon a trading closing price of trading on the OTC Market exchange where are stock is traded and effective sale price (with conversion) of common stock.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30, 2016	May 31, 2016
Furniture & Fixtures	$88,885	$87,413
Leasehold Improvements	23,417	23,417
	$112,302	$110,830
Less: Accumulated Depreciation	(100,963)	(99,062)
	$11,339	$11,768

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the six months ending November 30, 2016 and 2015 was $1,901 and $5,732, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	November 30, 2016	May 31, 2016
Website development	$180,795	$174,046
Less: Accumulated Depreciation	(100,853)	(95,899)
	$79,942	$78,147

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2016 and 2015 was $4,954 and $5,728 respectively.

6. Commitments and Concentrations:

Office Lease – Shanghai – The Company entered a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and expired on September 30, 2016. On August 2016, the Company renewed this lease at $5,400 per month to September 30, 2019, resulting in the following future commitments, based on the exchange rate at November 30, 2016:

2017 fiscal year	$32,400
2018 fiscal year	$64,800
2019 fiscal year	$64,800
2020 fiscal year	$21,600

Office Lease – Denver, Colorado – The Company entered a lease for office space in Denver, Colorado. The original lease period started June 1, 2015 and will terminate May 31, 2018. The monthly lease payment is $3,333. On June 2016, the Company and landlord mutually agreed to terminate this contract on August 15, 2016 and the security deposit was converted to two months of rent at that time.

Office Lease – New York – The Company entered a lease for executive office space in New York, NY. The original lease period started April 21, 2015 and was terminated on July 31, 2016. On January 2016, the Company renewed the lease at $2,167 per month to February 28, 2017 and resulting future commitments at $6,501.

Office Lease – San Gabriel, California – The Company entered a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and was terminated on August 1, 2016. On June, the Company renewed the contract for another 3 years to July 31, 2019 resulting in the following future commitments:

2017 fiscal year	$25,450
2018 fiscal year	$52,173
2019 fiscal year	$53,783
2020 fiscal year	$9,000

Office Lease – Irwindale, California – On October, 2015, the Company entered a lease for executive office space in Irwindale, California. The Lease is one-year lease at $5000 per month and that terminates on November 10, 2016. On November 11, 2016, the company renewed the lease at $4,000 per month to February 10,2017 and resulting future commitments at $8,000 through termination.

Concentrations – During the periods ended November 30, 2016 and 2015, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

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

7. Related party:

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the quarter ended November 30, 2016, she received 200,000 shares of the Company’s stock compensation with the fair market value $74, 000 as of grant date.

8. Correction of immaterial error

Subsequent to November 30, 2016, the Company discovered a couple of prior period accounting transactions and one preferred stock sale that was not properly recorded. These were comprised of two transactions related to service revenue paid by stocks which were not reported to the accounting department, Second, when the Company raised preferred stock, Serious B, $70,000 for purchasing 70,000 shares of preferred B stock was accidentally recorded as IR-revenue. Due to these errors, the Company’s revenue was understated by $45,200 for the year ended May 31, 2016. On balance sheet as of May 31, 2016, total assets were understated by $171,600, total liabilities were understated by $2,575 and total shareholders’ equity were understated by $169,025.

The Company assessed the materiality of the errors considering both quantitatively and qualitatively effect in accordance with Staff Accounting Bulletin No. 99, Materiality and determined that the errors are not material to the decision making to a reasonable investor. Accordingly, the Company has revised its balance sheet as of May 31, 2016, and statement of comprehensive loss for three and six months ended November 30, 2015. The Company intends to revise its financial statements for certain quarterly periods through subsequent periodic filings. The effect of recording this immaterial correction in the statements of comprehensive loss for the 3 months and 6 months periods ended November 30, 2015, balance sheet as of May 31, 2016, and for financial statements in subsequent periods filings are as follows:

Accounts	For the Quarter Ended November 30, 2015		For the Quarter Ended February 29, 2016		For the Year Ended May 31, 2016		For the Quarter Ended August 31, 2016
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Total Revenue	$289,263	$219,263	$191,952	$255,990	$903,185	$948,385	$–	$–
Operating Loss	(671,248)	(741,717)	(768,794)	(704,756)	(2,922,756)	(2,877,556)
Net Loss	(684,608)	(752,827)	(714,647)	(650,609)	(2,026,206)	(1,981,006)
Net Loss Attributable to Common Shareholders	(684,608)	(755,452)	(752,987)	(689,997)	(2,223,182)	(2,180,932)	(210,410)	(211,468)
Investment, Available for Sale	122,646	192,646	126,240	287,840	111,016	282,616	84,384	235,084
Unearned Revenue Paid in Stock	131,944	185,944	111,111	162,273
Accrued Dividend & Interest	66,022	66,491	48,854	50,371	23,954	26,529	71,864	75,497
Preferred Stock Class B	2,535	2,605	2,535	2,605	2,535	2,605	2,535	2,605
Additional Paid in Capital	14,671,770	14,742,075	14,671,770	14,742,075	14,665,583	14,735,888	14,665,583	14,735,888
Unrealized Gain on Investments Available for Sale	364,195	380,195	1,703,406	1,749,806	2,057,770	2,114,170	749,814	785,314
Accumulated Deficit	(14,350,783)	(14,421,627)	(15,103,771)	(15,111,625)	(15,140,555)	(15,098,305)	(15,350,965)	(15,309,773)

9. Subsequent event:

On January 19, 2017, the Company filed Form D-Notice of Exempt Offering of Securities with SEC. Through this Private Placement Memorandum, the Company is offering maximum 5,000,000 shares of its Series C preferred stock at a price of $1.00 per share. Fund raised will be used in operating activities and repayment of loan at $660,000 which has maturity date of February 28, 2017 plus of 30% appreciation of the stock value for MDCL to those individual lenders. As of January 23rd, 2017, which is the report release date, the Company has raised 4.7 million   cash from various individuals.

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

During the 2nd quarter of fiscal year 2017 the company continued to develop its investor relations business. These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

Business Environment and Trends

The global marketplace has been gradually recovered. We understand that our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. With the recovery of the financial market, more market participants willing to subscribe our financial market analysis programs and public companies eager to spend more on increasing media exposure and developing investor relations.

For three and six months ended November 30, 2016 compared to three and six months ended November 30, 2015

Quarterly Revenues and Expenses

Subscription Revenue:  For the three months ended November 30, 2016 and 2015, revenues were $232,094 and $98,982 respectively. The increase of $133,112 is due to the Company increased sales team to target perspective customer both in the US and China. Advertising has been very effective as well based on the results. For the six months ended November 30, 2016 and 2015, subscription revenues were $481,323 and $200,903 respectively, the increase of $280,420 which double the revenue from the same period in year 2015 is due to the market strived from 2015 to 2016, more customers have the need for financial investment analysis services.

Investor Relations Revenue: For the three months ended November 30, 2016 and 2015, revenues were $278,850 and $107,965 respectively, The increase of $170,885 is due to the company offered new programs (e.g, roadshows, multimedia) to help public company clients build company brand and reputation. For the six months ended November 30, 2016 and 2015, revenues were $369,162 and $159,749 respectively, The increase of $209,413 is due to the Company hired more professionals in US to service public company clients and increased the service qualities.

Other Revenue: For the three months ended November 30, 2016 and 2015, other revenues were $0 and $12,316 respectively, for a decrease of $12,316. For the six months ended November 30, 2016 and 2015, other revenues were $1,783 and $24,940 respectively, for a decrease of $23,157. Both decreases were primarily caused by expiration of rental income from a sublease in fiscal year 2016.

Cost of Services: Cost of services for the three months ended November 30, 2016 and 2015 were $220,525 and $265,973 respectively, for a decrease of $45,448 over the same period in 2015. For the six months ended November 30, 2016 and 2015, Cost of goods sold were $449,396 and $512,217 respectively, for a decrease of $62,821. Both decrease are associated with its operations in the People’s Republic of China was reduced.

Gross profit margin: Gross profit margin increased to 57%( $290,419 on $510,944 of revenue) in three months ended November 30, 2016 from (21%)(-$46,710 on $219,263 of revenue) in the three months ended November 30, 2015. The Company’s gross profit margin increased to 47% ($402,871 on $852,268 of revenue) in the six months ended November 30, 2016 form (33%) (-$126,625 on $385,592 of revenue) in the six months ended November 30, 2015 as both investor relations revenue and subscription revenue doubled.

General & Administrative Expenses: For the three months ended November 30, 2016 and 2015, expenses were $1,207,803 and $614,443 respectively for an increase of $593,360 which was related to additional staff and stock compensation issued for the past services. For the six months ended November 30, 2016 and 2015, general and administrative expense were $2,053,478 and $1,129,850 respectively, for an increase of $923,628. The increase in this expense category was related to additional staff and professional service expenses for the company’s operation.

Advertising Expenses: For the three months ended November 30, 2016 and 2015, expenses were $180,844 and $80,564 respectively for an increase of $100,280. The Company increased adverting news coverage in many different city and different languages. Advertising related expenses increased from $186,942 in six months ended November 30, 2015 to $361,567 in six months ended November 30, 2016. These expenses are generally related to outside advertising costs and various other related expenses.

Net realized gain (loss) on marketable securities: For the three months ended November 30, 2016 and 2015, net realized gain were $883,807 and net realized loss $7,184 respectively for an increase of $890,991. The Company recognized a realized gain on marketable securities of $1,634,685 in the six months ended November 30, 2016 as compared to a realized loss in six months ended November 30, 2015 of $9,451. This gain was mainly caused by the partial liquidation of the Companies holdings in MDCL stock that increased in value from $0.41 per share to over $2.00 per share.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company has raised $2,605,000 through the issuance of its class “B” preferred stock, in an offering that is still ongoing. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. In addition, the Company has liquidated a portion of its holdings in MDCL stock generating approximately $1,896,939 cash during the six months ended November 30, 2016. At November 30, 2016 the Company still held 17,328 shares of MDCL stock representing $48,266 of value based upon the closing market price of $2.80. However, all these shares are restricted as collateral for the short term debt the company is currently holding. The Company does not have sufficient number of shares of MDCL as collateral of the short term debt which is due on February 28, 2017. The Company plans to raise additional capital through Private Placement Memorandum on January 2017.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: January 23, 2017	By:	/s/ Jack Deng
Jack Deng
Chief Financial Officer

Date: January 23, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

