Form 10-K/A
period 2016-05-31
Chineseinvestors.com, Inc.
filed 2017-02-03
CIK 1459482

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

227 West Valley Boulevard, Suite 208A, San Gabriel, CA 91776

Wei Wang, Chief Executive Officer - (800) 808-8760

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on May 31, 2016, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $16,808,750. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of August 31, 2016, there were outstanding 7,661,805 shares of the issuer’s common stock, par value $0.001 per share and 905,000 shares of the issuer’s Class “A” preferred stock, par value $0.001 per share and 2,535,000 shares of the issuer’s Class “B” preferred stock, par value $0.001, and 5,000,000 shares of the issuer’s Class “C” preferred stock, par value $0.001.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K is filed to respond to the SEC comment letter dated February 2, 2017. No other changes have been made to the Form 10-K, as originally filed on September 13, 2016, and to the Form 10-K/A Amendment No. 1, as filed on September 14, 2016.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting, page 14

Item 9.A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2016, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, and 5) implement appropriate information technology controls. In consideration of our smaller size, the burden of elimination of these material weaknesses would create an undue financial burden on the Company.

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

Changes in Controls and Procedures

In the current year the Company continued to implement a new accounting information system that had started to be implemented in the preceding year to address several of our internal controls issues. There were no other significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

2

Our management assessed the effectiveness of our internal controls over financial reporting as of May 31, 2016 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of May 31, 2015 and May 31, 2016, though the Company has taken significant steps to improve our internal controls. Implementation of full adequate internal controls would have a devastating financial effect on the Company, likely causing its demise. As we continue to grow our revenues to a point where such controls and requirements can be affordably implemented, we will continue to remain aware of these weaknesses. Management continues to work to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: February 3, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

Date: February 3, 2017	By:	/s/ Guoqi Deng
Guoqi Deng
Chief Financial Officer

4