Form 10-K/A
period 2016-05-31
Chineseinvestors.com, Inc.
filed 2017-02-21
CIK 1459482

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K is filed to respond to the SEC comment letter dated February 7, 2017. No other changes have been made to the Form 10-K, as originally filed on September 13, 2016, and to the Form 10-K/A Amendment No. 1, as filed on September 14, 2016 and to the Form 10-K Amendment No. 2, as filed February 3, 2017.

2

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

Our management assessed the effectiveness of our internal controls over financial reporting as of May 31, 2016 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of May 31, 2016, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, and 5) implement appropriate information technology controls. In consideration of our smaller size, the burden of elimination of these material weaknesses would create an undue financial burden on the Company. Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of May 31, 2016, though the Company has taken significant steps to improve our internal controls. Implementation of full adequate internal controls would have a devastating financial effect on the Company, likely causing its demise. As we continue to grow our revenues to a point where such controls and requirements can be affordably implemented, we will continue to remain aware of these weaknesses. Management continues to work to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

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

* Filed or “Furnished” herewith.

4

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: February 21, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

Date: February 21, 2017	By:	/s/ Guoqi Deng
Guoqi Deng
Chief Financial Officer

5