Form 10-Q
period 2017-02-28
Chineseinvestors.com, Inc.
filed 2017-04-14
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number: 000-54207

ChineseInvestors.COM, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-2089868
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

227 W Valley Blvd. STE 208A San Gabriel, CA 91776

Wei Wang, Chief Executive Officer (800) 808-8771

Copies to: Michael E. Shaff, Esq. , Irvine Venture Law Firm, LLP

19900 Macarthur Blvd., Suite 1150, Irvine, CA 92612 Telephone (949) 660-7700

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

As of April 14, 2017, there were outstanding 9,296,805 shares of the issuer’s common stock, par value $0.001 per share and 665,000 shares of the issuer’s Series A-2012 preferred stock, par value $0.001 per share, 2,525,000 shares of the issuer’s Series B-2014 preferred stock, par value $0.001 per share and 5,000,043 shares of the issuer’s Series C-2016 preferred stock, par value $0.001 per share.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 28, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	February 28,	May 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$3,680,067	$197,231
Accounts receivable, net	47,384	1,899
Investments, available for sale, in affiliate	79,588	2,425,709
Investments, available for sale	691,383	282,616
Other current assets	104,109	55,780
Total current assets	4,602,531	2,963,235

Non-current assets
Property and equipment, net	22,517	11,768
Website development, net	80,852	78,147
Total non-current assets	103,369	89,915

Total assets	$4,705,900	$3,053,150

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$98,415	$76,244
Deferred revenue	316,997	321,416
Investor Deposit	350,150	–
Unearned revenue paid in stock	27,777	90,278
Accrued liabilities	146,037	39,153
Accrued dividend & interest	74,609	26,529
Short-term secured debt	410,000	660,000
Embedded incentive interest	16,503	39,600
Total current liabilities	1,440,488	1,253,220

Non-current Liabilities
Long-term deferred revenue	91,229	37,642
Total Non-current Liabilities	91,229	37,642

Total liabilities	1,531,717	1,290,862

Commitments and Contingencies
Shareholders’ equity
Preferred stock, Series A-2012, $0.001 par value 20,000,000 authorized, 665,000 and 905,000 were issued and outstanding at February 28, 2017 and May 31, 2016, respectively	665	905
Preferred stock, Series B-2014, $0.001 par value 20,000,000 authorized, 2,525,000 and 2,605,000 were issued and outstanding at February 28, 2017 and May 31, 2016, respectively	2,525	2,605
Preferred stock, Series C-2016, $0.001 par value 20,000,000 authorized, 5,000,043 and 0 were issued and outstanding at February 28, 2017 and May 31, 2016, respectively	5,000	–
Common stock $0.001 par value 80,000,000 authorized and 9,296,805 and 7,661,805 were issued and outstanding February 28, 2017 and May 31, 2016, respectively	9,298	7,663
Additional paid-in capital	35,305,691	14,735,888
Foreign currency (loss)	(1,729)	(638)
Unrealized gain (loss) on investments	(24,368)	2,114,170
Accumulated deficit	(32,122,899)	(15,098,305)
Total Shareholders' equity	3,174,183	1,762,288

Total liabilities and shareholders’ equity	$4,705,900	$3,053,150

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended February 28, 2017 and 2016

Expressed in U.S. Dollars

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Operating revenues
Investor relations	$301,367	$99,871	$670,529	$259,620
Subscription	196,520	144,039	677,843	344,942
Other	–	12,080	3,419	41,359
Total revenue	497,887	255,990	1,351,791	645,921

Cost of services	565,236	249,155	1,014,632	761,372

Gross profit (loss)	(67,349)	6,835	337,159	(115,451)

Operating Expenses
General and Administrative Expense	1,122,287	648,732	3,175,765	1,700,210
Advertising Expense	133,783	62,859	495,350	258,551
Total Operating Expenses	1,256,070	711,591	3,671,115	1,958,761

Net (loss) from operations	(1,323,419)	(704,756)	(3,333,956)	(2,074,212)

Other income/(expense)
Other income	8,146	–	9,095	–
Interest expense	(10,892)	(9,873)	(78,526)	(13,973)
Net realized gain/(loss) on marketable equity securities	35,151	64,020	1,669,835	55,185
Total other income (expense)	32,405	54,147	1,600,404	41,212

Net Loss	(1,291,014)	(650,609)	(1,733,552)	(2,033,000)

Preferred stock deemed dividends	(15,149,126)	–	(15,149,126)	(109,627)
Preferred stock dividends	(63,953)	(39,388)	(141,916)	(51,625)
Net (loss) attributable to common shareholders	$(16,504,093)	$(689,997)	$(17,024,594)	$(2,194,252)

Other comprehensive income/(loss)
Net unrealized gain/(loss) on securities	38,895	1,369,611	(2,138,538)	1,218,175

Comprehensive Income/(Loss)	$(16,465,198)	$679,614	$(19,163,132)	$(976,077)

Earnings per share attributable to common shareholders:
Basic income (loss) per share	$(2.13)	$(0.09)	$(2.21)	$(0.28)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,751,805	7,724,305	7,691,475	7,724,305

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended February 28, 2017 and February 29,  2016

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net loss	$(1,733,552)	$(2,033,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(317,500)	(126,538)
Net, realized loss/(gain) on marketable equity securities	(1,669,835)	(55,185)
Stock Compensation	426,950	–
Depreciation and amortization	10,515	15,230
Foreign currency exchange (loss) gain	(1,018)	(1,079)
Changes in operating assets and liabilities
Accounts receivable	(45,486)	(16,754)
Other current assets	(48,329)	36,369
Accounts payable	22,171	2,218
Accrued interest and dividends	(116,933)	(63,891)
Other accrued liabilities	106,884	(41,421)
Customer Deposit	350,150	–
Deferred revenue	49,168	182,460
Net cash used in operating activities	(2,966,815)	(2,101,591)

Cash flows from investing activities
(Purchase of), sale of assets, net	(23,970)	(20,852)
Proceeds from note receivable-affiliate	–	–
Proceeds from the sale of marketable equity securities	2,017,726	741,312
Purchase of marketable equity securities-affiliate	(294,148)	–
Net cash provided by investing activities	1,699,608	720,460

Cash flows from financing activities
Cash raised by sale of Series B-2014 preferred stock	–	720,000
Cash raised by sale of Series C-2016 preferred stock	5,000,043	–
Cash Paid for Debt	(660,000)	–
Cash raised through issuance of debt	410,000	660,000
Net cash used in financing activities	4,750,043	1,380,000

Net increase/(decrease) in cash and cash equivalents	3,482,836	(1,131)
Cash and cash equivalents - beginning of year	197,231	498,189
Cash and cash equivalents - end of year	$3,680,067	$497,058

Supplemental cash flow disclosures
Cash paid for interest	$75,639	–
Cash paid for income taxes	–	–
Cash paid for China representative office tax	–	–

Supplemental disclosure of non-cash activity:

During the nine-month ended February 28, 2017, the company received various stock valued (FMV) at $305,000 for investor relations(“IR”) services performed. $50,000 of such stock received in July 2016 from ACUG was returned in November 2016 due to cancellation of contract. During the nine-month ended February 29, 2016, the Company received stock valued at $115,200 for such IR services.

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

1. Liquidity and Capital Resources:

Cash Flows – During the nine months ending February 28, 2017, the Company primarily generated cash and cash equivalents from the sale of its available for sale securities, issuance of debt and issuance of preferred stocks.

Cash flows used in operations for the nine months ending February 28, 2017 and February 29, 2016 were ($2,966,815) and ($2,101,591), respectively. The increased cash used in operations were due to increased operating expenses related to employee payroll, professional fees and marketing expenses.

Capital Resources – As of February 28, 2017, the Company had cash and cash equivalents of $3,680,067 as compared to cash and cash equivalents of $197,231 as of May 31, 2016.

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

Investment in Affiliate – The Company invested in an affiliate, Medicine Man Technologies, Inc. (“MDCL”), in April 2014, implementing the equity method of accounting. The Company received its ownership in return for supporting MDCL during its formational stage at a time that MDCL had little or no cash, as such the MDL stock that the Company received had a value of zero and MDCL generated a loss through May 31, 2014. The Company has no further commitment to fund losses; therefore, management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 MDCL issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. The Company’s basis in the stock was $0. The fair value of the Company’s holdings was determined by an independent valuation report. As there was a public market for MDCL stock at February 28, 2017 and May 31, 2016, the Company recognized the stock as a Level 1 financial instrument.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At February 28, 2017 and May 31, 2016 there were deposit balances in a United States bank of $3,658,203 and $195,571 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At February 28, 2017 and May 31, 2016 there were deposits of $20,505 and $1,562, respectively, in The Bank of China.

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

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of February 28, 2017, and May 31, 2016, the Company determined that an allowance was not needed.

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

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of February 28, 2017 and May 31, 2016.

Accrued dividend – The accrued dividend balance represents dividend payable related to the Series B-2014 preferred stock and Series C-2016 preferred stock.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	February 28, 2017	May 31, 2016
China Employees' Salaries and Commissions Accrual	$78,742	$30,598
Accrued Payroll	60,496	6,799
Accrued Expenses	6,799	1,756
	$146,037	$39,153

Unearned revenue, revenue paid in stock – For the nine months ended February 28, 2017 and fiscal year ended May 31, 2016, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through July 2017. As the Company earns the fees for the works, this balance will be reduced to reflect the portion still to be earned.

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

Short-term debt, secured by stock – During 2016, the Company obtained short term debt of $660,000 from various individuals, secured by 660,000 shares of the Company owned stock in MDCL. The lender received an incentive of 30% appreciation of the stock value for MDCL at the maturity of the short-term notes, 15 months after inception or the date when the Company liquidates its MDCL stock, whichever is earlier. Short-term debt secured 660,000 shares of MDCL common stock were sold at $1.2 per share, the incentive feature was $39,600. In January 2017, the Company paid off the principal of the loan of $660,000 plus interest and incentives.

In September 2016, the Company obtained short-term debt of $410,000 from various individuals. Based on the original lending agreements, the loan is secured by shares of the stocks in the following companies.

Company name	Shares Secured for Loan
Sino-Global Shipping America LTD (SINO)	80,000.00
Recon Technology LTD (RCON)	60,000.00
Nengfa Weiye Energy (NFEC)	185,000.00
SGOCO Group LTD (SGOC)	18,333.33

When entering the loan agreement, the Company believed that the contract would be executed and SINO shares would be delivered upon signing the contract. However, such IR service agreement was not executed due to the disagreement among SINO’s management. As a result, the Company did not obtain the SINO shares. For NFEC, the Company obtained 100,000 shares at the time of entering the contract, and the remaining shares were fully received by the end of year 2016. For RCON, the Company obtained 50,000 shares at the time entering the contract, so the RCON shares are short by 10,000. The loan agreements are still valid after renegotiating the terms with the private lenders. These notes are due on September 2017. The lenders received a 20% of the deemed increase in value of these secured shares (“Incentive Feature”). We estimate the value of the Incentive Feature of the common stock collateralizing the debt using the fair market value as of February 28, 2017.  We recorded the estimated value of the Incentive Feature as and increase to the debt liability and interest expense. As of February 28, 2017, the Incentive Feature of $16,503 was recorded.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	February 28, 2017			May 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	$3,680,067	$–	$–	$197,231	$–	$–
Investments	763,163	67,500	–	2,640,825	67,500	–
Total Financial Instruments	$4,443,230	$67,500	$–	$2,838,056	$67,500	$–

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

Advertising Costs – Advertising costs are expensed when incurred.

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

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 9618 when stock or options are awarded for previous or current service without further recourse. The Company issued stock options to contractors and external companies that had been providing services to the Company upon their termination of services. Under ASC 718 and EITF 9618 these options were recognized as expense in the period issued because they were given as a form of payment for services already rendered with no recourse.

On October 2016, the Company declared restricted stock award to its eligible employees and contractors. Total shares awarded were 1,035,000, and the fair market price at grant date was $0.37 per share. All these shares were fully vested at grant date, total stock compensation expense totaling $382,950 were recorded. All the 1,035,000 shares were issued on February 28, 2017.

On December 15, 2016, the Company declared restricted stock award to corporate counsel and former COO and secretary 100,000 shares in total, and the fair market price at the grant date was $0.44 per share. All these shares were fully vested at grant date, total stock compensation expense totaling $44,000 were recorded. 100,000 shares were issued on December 15, 2016.

Stock award activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2015	389,035	$0.48
Granted	–	–
Exercised	–	–
Forfeited or expired	(389,035)	–
Balance at May 31, 2016	–	$–
Granted	1,135,000	0.38
Exercised	(1,135,000)	0.38
Forfeited or expired	–	–
Balance at February 29, 2017	–	$–

3. Stockholders’ Equity:

As of February 28, 2017 and May 31, 2016, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

Series A-2012 Convertible Preferred Stock:

The Company has 20,000,000 shares of preferred stock authorized. In February 2017, 240,000 preferred shares are converted to 300,000 shares of common stock. As of February 28, 2017 and May 31, 2016, the Company has 665,000 and 905,000 preferred stock Series A-2012 issued and outstanding. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Series B-2014 Convertible Preferred Stock

In the years ended May 31, 2016 and 2015 the Company issued 720,000 and 1,885,000 shares of preferred stock as Series B-2014 convertible preferred stock for total proceeds of $2,605,000. In February 2017, 80,000 Series B-2012 shares converted to 200,000 shares of common stock. As of February 28, 2017 and May 31, 2016, the Company has 2,525,000 and 2,605,000 Series B-2014 preferred stock issued and outstanding. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we have recorded the intrinsic value of this beneficial conversion feature which we calculated to be $51,625 as a deemed dividend on the Company’s income statement for the six-month ended November 30, 2015. This deemed dividend was calculated based upon a trading closing price of trading on the OTC Market exchange where our stock is traded and effective sale price (with conversion) of common stock.

Series C-2016 Convertible Preferred Stock

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we have recorded the intrinsic value of this beneficial conversion feature which we calculated to be $15,149,126 as a deemed dividend on the Company’s income statement for the nine-month ended February 28, 2017. This deemed dividend was calculated based upon a trading closing price of trading on the OTC Market exchange where our stock is traded and effective sale price (with conversion) of common stock.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	February 28, 2017	May 31, 2016
Furniture & Fixtures	$91,715	$87,413
Leasehold Improvements	32,961	23,417
	$124,676	$110,830
Less: Accumulated Depreciation	(102,159)	(99,062)
	$22,517	$11,768

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the nine months ended February 28, 2017 and February 29, 2016 was $3,097 and $7,924, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	February 28, 2017	May 31, 2016
Website development	$184,169	$174,046
Less: Accumulated Depreciation	(103,317)	(95,899)
	$80,852	$78,147

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 28, 2017 and February 29, 2016 was $7,418 and $7,306 respectively.

6. Commitments and Concentrations:

Office Lease – Shanghai – The Company entered a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and expired on September 30, 2016. On August 2016, the Company renewed this lease at $5,400 per month to September 30, 2019, resulting in the following future commitments, based on the exchange rate at February 28, 2017:

2017 fiscal year	$16,200
2018 fiscal year	$64,800
2019 fiscal year	$64,800
2020 fiscal year	$21,600

Office Lease – Denver, Colorado – The Company entered a lease for office space in Denver, Colorado. The original lease period started June 1, 2015 and was to terminate May 31, 2018. The monthly lease payment was $3,333. On June 2016, the Company and landlord mutually agreed to terminate this contract on August 15, 2016 and the security deposit was converted to two months of rent at that time.

Office Lease – New York – The Company entered a lease for executive office space in New York, NY. The original lease period started April 21, 2015 and was terminated on July 31, 2016. On January 2016, the Company renewed the lease at $2,167 per month to February 28, 2017. The lease agreement was terminated on February 28, 2017.

Office Lease – San Gabriel, California – The Company entered a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and was terminated on August 1, 2016. On June 2016, the Company renewed the contract for another 3 years to July 31, 2019, the current monthly rent is $4,242, resulting in the following future commitments:

2017 fiscal year	$12,725
2018 fiscal year	$52,173
2019 fiscal year	$53,783
2020 fiscal year	$9,000

The Company entered another lease for retail store in San Gabriel, California. The lease period started February 1, 2017 to July 31, 2019, the current monthly rent is $2,625, resulting in the following future commitments:

2017 fiscal year	$7,875
2018 fiscal year	$31,501
2019 fiscal year	$31,501
2020 fiscal year	$5,250

Office Lease – Irwindale, California – On October, 2015, the Company entered a lease for executive office space in Irwindale, California. The Lease is one-year lease at $5,000 per month and that terminates on November 10, 2016. On November 11, 2016, the company renewed the lease at $4,000 per month to February 10, 2017. The Company is on month to month rent at this location, and the rent is $4,000 per month.

Concentrations – During the periods ended February 28, 2017 and February 29, 2016, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada.

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

7. Related party:

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the quarter ended November 30, 2016, she received 200,000 shares of the Company’s stock compensation with the fair market value $74,000 as of grant date. Those 200,000 shares of the Company’s stock was issued and delivery on February 28, 2017.

8. Correction of immaterial error

Subsequent to November 30, 2016, the Company discovered a couple of prior period accounting transactions and one preferred stock sale that were not properly recorded. These were comprised of two transactions related to service revenue paid in stocks which were not reported to the accounting department, Second, when the Company raised $70,000 from selling 70,000 shares of Series B-2014 preferred stock was inadvertently recorded as IR-revenue. Due to these errors, the Company’s revenue was understated by $45,200 for the year ended May 31, 2016. On balance sheet as of May 31, 2016, total assets were understated by $171,600, total liabilities was understated by $2,575 and total shareholders’ equity were understated by $169,025.

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

Accounts	For the Quarter Ended November 30, 2015		For the Quarter Ended February 29, 2016		For the Year Ended May 31, 2016		For the Quarter Ended August 31, 2016
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported		As Revised
Total Revenue	$289,263	$219,263	$191,952	$255,990	$903,185	$948,385	$		$
Operating Loss	(671,248)	(741,717)	(768,794)	(704,756)	(2,922,756)	(2,877,556)
Net Loss	(684,608)	(752,827)	(714,647)	(650,609)	(2,026,206)	(1,981,006)
Net Loss Attributable to Common Shareholders	(684,608)	(755,452)	(752,987)	(689,997)	(2,223,182)	(2,180,932)		(210,410)		(211,468)
Investment, Available for Sale	122,646	192,646	126,240	287,840	111,016	282,616		84,384		235,084
Unearned Revenue Paid in Stock	131,944	185,944	111,111	162,273
Accrued Dividend & Interest	66,022	66,491	48,854	50,371	23,954	26,529		71,864		75,497
Preferred Stock Series B-2014	2,535	2,605	2,535	2,605	2,535	2,605		2,535		2,605
Additional Paid in Capital	14,671,770	14,742,075	14,671,770	14,742,075	14,665,583	14,735,888		14,665,583		14,735,888
Unrealized Gain on Investments Available for Sale	364,195	380,195	1,703,406	1,749,806	2,057,770	2,114,170		749,814		785,314
Accumulated Deficit	(14,350,783)	(14,421,627)	(15,103,771)	(15,111,625)	(15,140,555)	(15,098,305)		(15,350,965)		(15,309,773)
Note: If blank, means no change

9. Subsequent event:

The Company made an initial investment of $249,500 in Breakwater MB LLC’s membership interests. The transaction was completed on March 13, 2017. Breakwater MB, LLC, is a company providing consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital will primarily be used to cover the costs of its becoming a publicly traded company.

The Company has established and registered XiBiDi Biotechnology Co., Ltd. in the Pudong Free-Trade Area in Shanghai, with registered capital requirements of $1.45 million USD over the next 10 years. XiBiDi Biotechnology will focus on the online and offline sales of health products including hemp-derived CBD (cannabidiol) oil, as well as hemp-based food and beverages. XiBiDi Biotechnology is registered as a wholly foreign enterprise.

The Company took in $5,350,150 in subscriptions on its $5,000,000 Series C-2016 placement. The investors of the final $350,150 agreed to keep their funds on deposit with the Company pending the Company’s next securities placement. As of February 28, 2017, total oversold amount of $350,150 was recorded on balance sheet as investor deposit. The Company has paid back $110,050 to investors as of April 14, 2017.

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

During the third quarter of fiscal year 2017 the company continued to develop its investor relations business. These clients represent various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

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

For three and nine months ended February 28, 2017 compared to three and nine months ended February 29, 2016

Quarterly Revenues and Expenses

Subscription Revenue:  For the three months ended February 28, 2017 and February 29, 2016, revenues were $196,520 and $144,039 respectively. The increase of $52,481 is due to the Company increased sales team to target perspective customer both in the US and China. Advertising has been very effective as well based on the results. For the nine months ended February 28, 2017 and February 29, 2016, subscription revenues were $677,843 and $344,942 respectively, the increase of $332,901 which double the revenue from the same period in year 2016 is due to the market strived from 2015 to 2016, more customers have the need for financial investment analysis services.

Investor Relations Revenue: For the three months ended February 28, 2017 and February 29, 2016, revenues were $301,367 and $99,871 respectively. The increase of $201,496 is due to the company offered new programs (e.g, roadshows, multimedia) to help public company clients build company brand and reputation. For the nine months ended February 28, 2017 and February 29, 2016, revenues were $670,529 and $259,620 respectively. The increase of $401,909 is due to the Company hired more professionals in US to service public company clients and increased the service qualities.

Other Revenue: For the three months ended February 28, 2017 and February 29, 2016, other revenues were $0 and $12,080 respectively, for a decrease of $12,080. For the nine months ended February 28, 2017 and February 29, 2016, other revenues were $3,419 and $41,359 respectively, for a decrease of $37,940. Both decreases were primarily caused by expiration of rental income from a sublease in fiscal year 2016.

Cost of Services: Cost of services for the three months ended February 28, 2017 and February 29, 2016 were $565,236 and $249,155 respectively, for an increase of $316,081 over the same period in 2016. For the nine months ended February 28, 2017 and February 29, 2016, Cost of goods sold were $1,014,632 and $761,372 respectively, for an increase of $253,260. Both increases are associated with the Company issued bonuses to Shanghai employees.

Gross profit margin: Gross profit margin decreased to (14%) (-$67,349 on $497,887 of revenue) in three months ended February 28, 2017 from 3%($6,835 on $255,990 of revenue) in the three months ended February 29, 2016. The Company’s gross profit margin increased to 25% ($337,159 on $1,351,791 of revenue) in the nine months ended February 28, 2017 form (24%) (-$115,451 on $645,921 of revenue) in the nine months ended February 29, 2016 as both investor relations revenue and subscription revenue doubled.

General and Administrative Expenses: For the three months ended February 28, 2017 and February 29, 2016, expenses were $1,122,287 and $648,732 respectively for an increase of $473,555 which was related to additional staff and stock compensation issued for the past services. For the nine months ended February 28, 2017 and February 29, 2016, general and administrative expense were $3,175,765 and $1,700,210 respectively, for an increase of $1,475,555. The increase in this expense category was related to additional staff and professional service expenses for the company’s operation.

Advertising Expenses: For the three months ended February 28, 2017 and February 29, 2016, expenses were $133,783 and $62,859 respectively for an increase of $70,924. The Company increased adverting news coverage in many different city and different languages. Advertising related expenses increased from $258,551 in nine months ended February 29, 2016 to $495,350 in nine months ended February 28, 2017. These expenses are generally related to outside advertising costs and various other related expenses.

Net realized gain (loss) on marketable securities: For the three months ended February 28, 2017 and February 29, 2016, net realized gain were $35,151 and $64,020 respectively for a decrease of $28,869. The Company recognized a realized gain on marketable securities of $1,669,835 in the nine months ended February 28, 2017 as compared to a realized gain in nine months ended February 29, 2016 of $55,185. This gain was mainly caused by the partial liquidation of the Companies holdings in MDCL stock that increased in value from $0.41 per share to over $2.00 per share.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company has raised $2,605,000 through the issuance of its Series B-2014 preferred stock. In the quarter ending in February 28, 2017, the Company has raised $5,000,043 through the issuance of its Series C-2016 preferred stock. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. In addition, the Company has liquidated a portion of its holdings in MDCL stock generating approximately $1,996,939 cash during the nine months ended February 28, 2017. At February 28, 2017 the Company still held 41,238 shares of MDCL stock representing $79,588 of value based upon the closing market price of $1.93.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 14, 2017	By:	/s/ Guoqi Deng
Guoqi Deng
Chief Financial Officer

Date: April 14, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

