Form 10-K
period 2017-05-31
Chineseinvestors.com, Inc.
filed 2017-08-29
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Wei Wang, Chief Executive Officer (800)808-8771

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on May 31, 2017, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $10,946,291. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of August 29, 2017 , there were outstanding 12,696,805 shares of our common stock, par value $0.001 per share and 565,000 shares of the Company’s Series A 2012 preferred stock, par value $0.001 per share, 1,300,000 shares of the Company’s Series B-2014 preferred stock, par value $0.001 per share and 5,000,043 shares of the Company’s Series C-2016 preferred stock, par value $0.001.

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MAY 31, 2017

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

Chineseinvestors.com, Inc.

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

We established a Representative Office business presence in leased office space in Shanghai, China in late 2000 from which we fulfill most of our support types of service and also have a leased office presence in San Gabriel, California.

In 2010, the Company filed a Form 10 registration statement for us to become a public reporting company under the Exchange Act of 1934 in order to facilitate the Company’s ability to raise capital on the public market. In particular, we have retained the firm of B F Borgers CPA PC to be our independent auditor.

We selected Glendale Securities having offices in Sherman Oaks, California as the market maker for our common stock, the price of which is quoted on the OTC:QB marketplace.

As of May 2017, the Company employed thirty-five (35) people in its Shanghai Office in a variety of administrative and operational capacities. All are employed full time. The Company also has approximately twenty (20) full-time employees and approximately fifteen (15) independent contractors in the US.

XiBiDi Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co., Ltd”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise. In April, CIIX appointed XiangYang Yun as chief executive officer (CEO) of this wholly owned foreign enterprise. XiBiDi Biotechnology Co. Ltd.’s primary focus is online, retail and direct sales of hemp-based health products in China. Yun’s initial focus is the launch of the XiBiDi Magic Hemp Series (“CBD Magic Hemp Series”) cosmetics line which is slated to include four products, namely, CBD BIO TECH Toner, CBD BIO TECH Rejuvenating Cream, CBD BIO TECH Perfecting Shield Primer and CBD BIO TECH Rejuvenating Spray. As noted above, the Chinese character “XiBiDi” is homophonic to “CBD” in English.

ChineseHempOil.com, Inc.

As noted above, in March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co., Ltd.”) in the Pudong Free-Trade Area in Shanghai with registered capital requirements of $1.45m USD over the next 10 years.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company. ChineseHempOil.com, Inc. responsible for the development and operation of the online and retail sales of non-industrial hemp-based health products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. In addition, ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, non-industrial hemp, manufactured using a CO2 Extraction process.

As part of its plans to establish direct selling channels for its non-industrial hemp products, the Company recently engaged Launch Haus, LLC, a venture building firm and digital holding company, based in Scottsdale, AZ, specializing in direct response marketing including digital, ecommerce, and direct sales channels. Launch Haus will play an integral part in directing the Company’s organization and launch of its direct-to-consumer ecommerce and network marketing business divisions in the US and potentially China. Launch Haus has a strong presence in the direct-selling industry and its principals have a proven track record having built sales organizations with large commissionable volume over the last 10 years. In addition to general go-to-market planning and customer experience consulting, Launch Haus has been engaged to: develop a customized cutting-edge direct response marketing campaign that will focus on personalized, customer-centric marketing and sales force automation; develop a compensation plan that incentivizes both rapid growth through recruitment of new, entry-level consumers and top-tier distributors; introduce the Company to its stable of industry-leading suppliers for global payment systems and logistics and its network of distributor recruitment and legal governance and compliance professionals.

1.b.) Shareholder, Company, and Material Events Recap

In the years ended May 31, 2016 and 2015, respectively, the Company issued 650,000 and 1,885,000 shares of preferred stock as Series B-2014 Convertible Preferred Stock for total proceeds of $2,535,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six (6) months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two (2) years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. 1,300,000 shares of the Series B-2014 Convertible Preferred Stock remain unconverted.

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. All of the shares of the Series C-2016 Preferred Stock remain unconverted.

Non-Industrial hemp-based products. XiBiDi Biotechnology Co., Ltd. was established as a wholly owned foreign enterprise and will focus on online and retail sales of non-industrial hemp-based skin care products in China.

In addition, ChineseHempOil.com, Inc., a wholly owned subsidiary of ChineseInvestors.com, Inc., was incorporated in the state of Delaware on April 6, 2017. On or about April 11, 2017, ChineseHempOil.com, Inc. was registered with the California Secretary of State as a foreign corporation to do business in California. Chinesehempoil.com, Inc. currently sells its own premium white label non-industrial hemp health product line, OptHemp, which includes hemp oil, soft gels, and gummies, among other health products for sale online at ChineseHempOil.com, Inc. and for sale at its retail location, Chinese Wellness Center in San Gabriel, CA.

Meanwhile in March 2017, the Company made a $250,000 investment in Breakwater MB, LLC, a cannabis-focused investment and consulting company, formed by the Company’s board member and former CFO, Paul Dickman, as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital will primarily be used to cover the costs of becoming a publicly traded company, a strategy the Company expects will provide significant investment appreciation and opportunity for liquidity. All opportunities will be evaluated by the investment committee comprised of ChineseInvestors.com, Inc.’s CEO Warren Wang, Medicine Man Technologies CEO Andy Williams, and Paul Dickman, former CFO and current board member of ChineseInvestors.com, Inc. Mr. Dickman is the managing member of Breakwater MB, LLC. The Company’s CEO, Warren Wang, serves as an advisor to Breakwater MB, LLC, but will not receive compensation for his services.

Currently, Breakwater MB, LLC has raised a total of $700,000 and it has commitments for an additional $400,000. The Company’s equity position in Breakwater MB, LLC will be approximately 12.5%. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman has committed to invest between $5,000 and $15,000 in Breakwater MB equity. That investment in addition to services that Mr. Dickman may render for Breakwater MB may result in his receiving up to 30% of the equity of Breakwater MB, LLC.

1.c.) General Company Information.

Market and Market Prospects

A significant market focus of the Company is on the segment of the Chinese population (both in the US and abroad) that does not have English language reading and or speaking skills but who wish to participate in the various financial markets that typically do not offer real time Chinese language information from an investment and/or general information perspective. With the emergence of a Chinese middle class as well as those who have had wealth transferred to them, there appears to be a continuing expansion of interest by the Chinese public in the general financial and securities marketplace as a whole.

In addition, the Company continues to provide various additional service initiatives including 1) offering consulting services, 2) offering various investor and public relation services, and 3) high quality information. The Company continues to build its current client base with regard to content services.

Chineseinvestors.com, Inc. (the “Company”)

Support Services

General Corporate Support Services

In June 2012 the Company initiated its first corporate support service (hybrid IR) support effort for Nova Lifestyle, Inc. (Nova) a company whose shares of common stock are quoted on the OTCQB marketplace. The Company provided Nova’s global operations with interim general share and shareholder support via messaging and information delivery to our Company’s subscribers. The initial period (beginning June 15, 2012) was so successful that Nova engaged the Company for a twenty-four month services contract in exchange for 100,000 shares of Nova’s (Symbol “STVS”) common stock. That service contract has now expired.

Medicine Man Technologies Inc. Support Services

The Company participated in the startup as well as initial operations of Medicine Man Technologies in consideration of receiving 2,800,000 shares of common stock of the business valued at $0.41 per share on a private basis in the period ending May 31, 2016. Since being listed on the OTC marketplace under ticker MCDL, as a fully reporting OTC:QB listed enterprise it traded primarily in the $1.50 to $2.50 price range with limited trading. At the last trading day before May 31, 2017 the closing price on the public markets was $1.75 with limited trading. The Company has liquidated approximately 2.8 million shares of its position in the stock through private sales ranging from $.90 to $2.50 receiving proceeds of approximately $3,300,000 with all proceeds being received in the fiscal year ended May 31, 2017.

The Company provides corporate awareness and general stock support though our relationships with our subscribers. In addition, the Company provides a number of services for its corporate support clients. The Company also provides foreign companies practical advice on US capital markets, the US legal system, the US Securities markets among other practical issues. In addition, the Company sends information about its clients to its subscribers, with appropriate disclaimers regarding its relationship with the support client(s). Typical clients are corporations whose shares are listed on the OTC and other public securities exchanges such as NASDAQ and NYSE. As of the date of this filing we have provided some level of investor relations services to over 70 different companies since commencing our investor relations services. Our investor relations services generated over $300,000 in stock related revenue in the annual period ending May 31, 2017.

In the fiscal year ending May 31, 2017, we experienced increase in value over what we reported in prior periods due to market recovery of the stock we have taken in compensation for our services. All such stock is accepted as restricted and not liquidated at any point during which we actively provide support or advertising services to a client. The majority of our corporate support services clients are not in a financial position to fully compensate us for the value of our services in cash. By agreeing to part of our compensation in clients’ securities, we are effectively investing their potential growth and their potential losses.

Subscription Services

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in the Chinese language. Our services are mainly offered to Chinese speaking individuals that are resident here in the US and Canada, offering several types of subscription-based services and serving various types of investors and traders as depicted in our Subscriber Services offerings shown herein. Market coverage includes the general range of US financial markets, Chinese Shares, and the other global markets as we may elect to provide coverage for.

The Company has worked toward establishing its web presence, but due to the lack of site use information in competitor companies, and based upon our website access metrics, the Company must acknowledge that while it has a substantial public audience potential, it is difficult to ascertain exactly where any specific leadership position lies; therefore, the Company can make no definitive statement as to an overall position of its website and presence within its specific marketplace. Recently (June 2017 Web Trends Report) the Company experienced over 57,000,000 impressions and 59,369 unique visitors represented by just under 266,000 visitor sessions, noting the average site visit lasted just over 33 minutes.

With our screen layout and menu options, we display our research tools in a manner designed for ease of use. The content and technology comprising our integrated information platform is also designed to be adaptable so that as we develop new research tools and adopt new content and features, these new research tools, content and features can be easily integrated with our existing platform.

Our service offerings permit users to subscribe to several of our service packages and as of May 31, 2017 we had over 491 active paying subscribers and approximately 68,248 free subscribers and 26,852 valid email addresses. Our registered users are Internet users who maintain a registered account with either www.chinesefn.com or www.chineseinvestors.com.

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

Planned Additional Education Services

The Company plans to continue to expand our presence in China through the establishment of additional related services that will likely be provided by third party vendor(s) working directly with us. The Company has not as of yet identified such potential relationships, but is working on updating its formal business strategy and plans to identify such potential third party or other partners prior to publishing its curricula.

In addition, the Company plans to substantially increase our presence in the US as well as China, expanding our educational training and seminar products substantially.

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

Customer Support

Our customer support center provides our subscribers real-time and personal support. Our customer support personnel, in addition to their sales and marketing functions, help our existing and prospective subscribers to resolve any technical problems they may have. We have an in-house training program for our customer support personnel, which include training courses on world financial markets, our service features and functionalities, technical problem-solving skills in respect of our research tools and general customer service guidelines.

The Company maintains a customer service center that is open twenty-four hours a day, seven days a week (24/7) in Shanghai China. The center is staffed with individuals having both Chinese and English Language skills who are available by both telephone (1-800-958-8561) as well as email (info@chinesefn.com). Once an inquiry call or email is initiated, follow up provided by an individual best suited to answering the specific question is undertaken often times resulting in a new email address point of contact as it relates to the specific Customer Service Representative responding to the inquiry. The Company also provides various levels of translation support for its advertisers as may be contracted for.

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

Database Technology

The Company has developed database technology to address the specific requirements of our information services. Our database design and search techniques allow for efficient data retrieval within the unique operating parameters of the Internet.

ChineseHempOil.com, Inc.

History

In April 2017, ChineseHempOil.com, Inc. was incorporated in Delaware and registered as a foreign corporation with the California Secretary of State. ChineseHempOil.com, Inc. is a wholly owned subsidiary of ChineseInvestors.com, Inc. with its principal offices located in San Gabriel, California, doing business as Chinese Wellness Center (retail).

Overview

ChineseInvestors.com, Inc. announced the release of its first white label, hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, non-industrial hemp, and manufactured using a CO2 Extraction process. The product line also includes soft gels and gummies. Products are currently sold online at ChineseHempOil.com and in Chinese Wellness Center.

As part of its plans to establish direct selling channels for its non-industrial hemp-based products, the Company recently engaged Launch Haus, LLC, a venture building firm and digital holding company, based in Scottsdale, AZ, specializing in direct response marketing including digital, ecommerce, and direct sales channels. Launch Haus will play an integral part in directing the Company’s organization and launch of its direct-to-consumer ecommerce and network marketing business divisions in the US and potentially China. Launch Haus has a strong presence in the direct-selling industry and its principals have a proven track record having built sales organizations with large commissionable volume over the last 10 years. In addition to general go-to-market planning and customer experience consulting, Launch Haus has been engaged to: develop a customized cutting-edge direct response marketing campaign that will focus on personalized, customer-centric marketing and sales force automation; develop a compensation plan that incentivizes both rapid growth through recruitment of new, entry-level consumers and top-tier distributors; introduce the Company to its stable of industry-leading suppliers for global payment systems and logistics and its network of distributor recruitment and legal governance and compliance professionals.

Ownership

ChineseHempOil.com, Inc. is a wholly owned subsidiary of ChineseInvestors.com, Inc.

Product Overview

ChineseHempOil.com’s non-industrial hemp health products include:

OptHemp Ultra-Premium Hemp Oil - Peppermint Flavor: 250mg of pure full-spectrum hemp oil derived from a proprietary CO2 (supercritical) extraction process; 100% Colorado grown, organic hemp; made and bottled in US; Non-GMO

OptHemp Ultra-Premium Hemp Oil Soft Gels - Nano Water Soluble Softgels utilizing advanced, nano-particulate technology and proprietary water-soluble hemp oil

OptHemp Ultra-Premium Hemp Gummies: made from sugar, gelatin, citric acid, natural flavoring, natural coloring, coconut oil, and hemp oil Extract.

Plan

ChineseHempOil.com’s near-term goal is to break even within a 6 months. In order to achieve this goal, ChineseHempOil.com is increasing its sales volume via networking with existing customers and its affiliated companies and via its association with marketing related service providers such as Launch Haus. Additionally, the Company plans to increase its sales department to develop new customers.

ChineseHempOil.com’s ultimate goal is to make the business profitable and competitive in the domestic market. To achieve such goal, the Company needs to cooperate with other businesses having capital, market, technology, or products. Additionally, the Company needs to recruit sufficient workforce and talents and actively develop new technology and new products through research and development.

Market Overview

Domestic Markets

Through a member based distribution network, the Company will have access to the major markets in California, New York and most other states in United States. ChineseHempOil.com, Inc. currently markets its non-industrial hemp products via online channels including but not limited to ChineseHempOil.com and via retail sales. It also plans to market its non-industrial hemp-based health products and/or skin care products through its network marketing platform that is in the development stages.

International Market

Currently, ChineseHempOil.com, Inc. does not have plans to market its OptHemp product line internationally; however, this could change as international markets show an interest in such products.

Market Opportunity

ChineseHempOil.com, Inc. believes that consumers are increasingly concerned about their own health needs. Domestically, the health products market is expanding along with the growth of the economy and acceleration of an aging population. Therefore, ChieseHempOil.com, Inc. hopes to take advantage of this increased demand.

Competition

At present, non-industrial hemp health products are widely available in the United States. Our main goal is to distinguish ourselves through targeted ethnic marketing and enhanced product delivery technology.

Intellectual Property

ChineseHempOil.com, Inc. has trademark applications pending for OptHemp as it relates to non-industrial hemp health products. Moreover, it is actively planning research and development of its own formulas and may seek to patent and trademark these products in development.

Government Regulation

Marijuana remains illegal under Federal law.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize, in large part its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan. In large the Federal Government has refrained from enforcing the Federal Laws in states that have legalized marijuana. In a 2013 policy statement the Department of Justice stated that it intends to confine itself to eight objectives: Preventing the distribution of marijuana to minors; Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels; Preventing the diversion of marijuana from states where it is legal under state law in some form from going to other states; Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity; Preventing violence and the use of firearms in the cultivation and use of marijuana; Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use; Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and Preventing marijuana possession or use on federal property. Earlier this year, Attorney General Jeff Sessions hinted that the Department of Justice might begin more aggressive enforcement of federal laws against recreational marijuana, even in states that have legalized. Sessions' comments have echoed White House spokesman Sean Spicer, who predicted harsher prosecution of marijuana under the Trump Administration. If the Trump Administration were to crack down on states with legalized marijuana, the Department of Justice would have to lead the charge. Consequently, marijuana stock prices tend to move whenever Sessions mentions the topic. This would mark a significant priority shift from the Obama Administration’s 2013 policy statement discussed above.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations.

Local, state, and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. However, many influential people in the Cannabis Industry are lobbying diligently within the new administration to legalize Cannabis federally.

The U.S. Drug Enforcement Administration Rule Effective in January 2017 labeled Marijuana, Hemp and Their Derivatives as Schedule I substances.

On December 14, 2016, the Drug Enforcement Agency (“DEA”) made an update to the Federal Register item (21 CFR Part 1308), creating a new Administration Controlled Substances Code Number for Marijuana Extract (hereinafter, the “Marijuana Extract Rule”). Marijuana Extract is defined therein as “. .. . an extract containing one or more cannabinoids that has been derived from any plant of the genus Cannabis, other than the separated resin (whether crude or purified) obtained from the plant.” The Marijuana Extract Rule confirms that as of January 17, 2017, a harsher cannabis law will be put into place reclassifying non-THC cannabis oil as a schedule 1 drug, despite the fact cannabidiol (“CBD”) extracts are non-psychoactive.

Thereafter, on or about March 13, 2017, the DEA issued a clarification of the Marijuana Extract Rule and appeared to back off of its position somewhat. The DEA’s highlights of its clarification are that: The “marijuana extract” definition does not include materials or products excluded from the definition of marijuana set forth in the Controlled Substances Act (“CSA”). The CSA states: “The term 'marijuana' means all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds or resin. Such term does not include the mature stalks of such plant, fiber produced from such stalks, oil or cake made from the seeds of such plant, any other compound, manufacture, salt, derivative, mixture, or preparation of such mature stalks (except the resin extracted therefrom), fiber, oil, or cake, or the sterilized seed of such plant which is incapable of germination.” 21 U.S.C. § 802(16). Therefore, it appears that if a product consists solely of parts of the cannabis plant excluded from the CSA definition of marijuana, such product is not considered “marijuana” or a “marijuana extract.” In other words, CBD products derived solely from mature stalks or non-industrial hemp containing little-to-no THC don’t appear to be prohibited under the Marijuana Extract Rule. However, this clarification is not an official ruling by the DEA as it does not have the same authority as a formal rule. Instead, this clarification provides guidance as to how the DEA will enforce the Marijuana Extract Rule. In addition, the Marijuana Extract Rule is currently subject to an appeal pending in the Ninth Circuit Court of Appeals by members of the hemp industry, and this clarification may cause that court to rule that the clarification limits the final rule. In conclusion, the Marijuana Extract Rule itself carries more legal authority and this clarification is not an official ruling by the DEA — it is the agency’s interpretation of its own rule, which could change as the DEA so desires.

Our business is subject to strict government regulations.

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.”

Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects. With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g. failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, and divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S.3546), which was passed by Congress in December 2006, imposes significant regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we may manufacture and sell. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with these new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement.

The U.S. Food and Drug Administration has not Approved use of Cannabidiol as a Dietary Supplement.

The FDA has concluded that cannabidiol products are excluded from the dietary supplement definition under section 201(ff)(3)(B)(ii) of the Food Drug and Cosmetic (“FD&C”) Act. The FDA’s ruling could have broad implications for an industry built atop the potential health benefits of CBDs, including marketing strategies and product labeling to account for such rules which state that companies cannot make claims as to proven health or medical efficacy without FDA approval. As such, even if we generally try to comply with existing FDA rules to the extent possible, compliance may not guarantee escaping regulatory scrutiny. Still, a compliance strategy should decrease risk exposure, including from truth-in-advertising claims brought by consumers related to CBD products that we intend to market.

Employees

ChineseHempOil.com, Inc. currently has three (3) full-time employees, with work also done by parent company staff. All employees are on the ChineseInvestors.com, Inc. payroll, but the payrolls will segregated in the coming months.

Property

ChineseHempOil.com, Inc.’s corporate headquarters are located at 227 W. Valley Blvd, Suite 208B, San Gabriel, California 91748. It rents approximately 949 square feet of retail/office space

Litigation

There are no claims filed against the company and the company does not know of any potential claims against it.

XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co. Ltd.”)

History

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co., Ltd”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise.

Overview

In April, CIIX appointed XiangYang Yun as chief executive officer (CEO) of this wholly owned foreign enterprise. XiBiDi Biotechnology Co. Ltd.’s primary focus is online, retail and direct sales of hemp-based health products in China. Yun’s initial focus is the launch of the XiBiDi Magic Hemp Series (“CBD Magic Hemp Series”) cosmetic/skin care line. As noted above, the Chinese character “XiBiDi” is homophonic to “CBD” in English. In July 2017, XiBiDi Biotechnology Co. Ltd. officially filed a record of its first line of non-industrial hemp-infused skin care products with the China Food and Drug Administration (CFDA).

Ownership

XiBiDi Biotechnology Co., Ltd. is a wholly owned foreign enterprise of ChineseInvestors.com, Inc.

Product Overview

XiBiDi Biotechnology Co., Ltd.’s non-industrial hemp skin care products are slated to include:

CBD BIO TECH Toner, CBD BIO TECH Rejuvenating Cream, CBD BIO TECH Perfecting Shield Primer and CBD BIO TECH Rejuvenating Spray. The products are still in development.

Plan

CBD Biotechnology Co., Ltd’s near-term goal will be to achieve $1m in sales with the first year after the skin care line is launched. In order to achieve this goal, CBD Biotechnology Co., Ltd. plans to create sales volume via networking with existing customers and its affiliated companies and via its association with marketing related service providers. Additionally, it may increase its sales department to develop new customers.

CBD Biotechnology Co., Ltd’s ultimate goal is to make the business competitive in the international and domestic markets. To achieve such goal, it needs to cooperate with other businesses having capital, market, technology, or products. Additionally, the Company needs to recruit sufficient workforce and talents and actively develop new technology and new products through research and development.

Market Overview

Domestic & International Markets

CBD Biotechnology Co., Ltd. plans to market its hemp skin care products via online channels and via retail and direct selling channels in international markets and domestic markets.

Market Opportunity

Skin care awareness and consciousness are some of the driving forces behind the booming skin care industry. Moreover, there is a rising demand for natural and organic products with no unnecessary chemicals, parabens, additives or fillers. Meanwhile, anti-aging products have shifted to those that do not just target wrinkles but also dry skin, uneven skin tone, hyperpigmentation and dark circles under eyes.

As Chinese consumers have seen their buying power grow over these past few years, they have bought more cosmetics than they used to. We are all now influenced by Asian countries’ beauty rituals. The US skin care market is expected to reach nearly $11 billion by 2018. CBD Biotechnology Co. Ltd. understands this mentality and will strive to meet consumer expectations both internationally and domestically in China by including hemp extract in its skin care products. Some dermatologists believe that the anti-oxidants and anti-inflammatory agents in hemp extract can positively impact the skin. Recognizing the untapped market potential, CBD Biotechnology Co., Ltd. is developing and manufacturing what it believes to be the first line of non-industrial hemp-infused skin care products in China.

Competition

At present, CBD Biotechnology is not aware of any skin care products in China infused with hemp oil extract. As such it strives to be the leader when it comes to hemp infused cosmetics in China. Although skin care products containing hemp extract are currently being marketed in the US, CBD Biotechnology Co. Ltd. hopes to be able to gain market share in the US as well and specifically among Chinese consumers in the US.

Intellectual Property

As the products are still in development. CBD Biotechnoloty Co., Ltd. does not have any trademark applications.

Government Regulation

Although cannabis is still illegal in China, Cannabis Sativa Leaf Extract can legally be added to skin care products. A catalogue provided by the China Food and Drug Administration entitled “Catalogue of Cosmetics Raw Materials in Use (2015)” includes Cannabis Sativa Leaf Extract.

Employees

CBD Biotechnology Co., Ltd currently has one full-time employee. In addition, some of the work is performed by parent company staff.

Property

CBD Biotechnology Co., Ltd.’s corporate headquarters are located in the Pudong Free-Trade Area in Shanghai.

Litigation

There are no claims filed against the company and the company does not know of any potential claims against it.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as an office presence in San Gabriel, California and Flushing, NY. It also maintains a correspondence address in Arcadia, California on a month to month basis.

Shanghai Offices	333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021 (lease expires September 2019)

Corporate Offices	227 W. Valley Blvd Ste 207A, San Gabriel, CA 91801

Support Office 1	133-25 37th Ave., Suite 103, Flushing, New York 11354

The Company’s wholly owned subsidiary, ChineseHempOil.com Inc., maintains an office and retail facility at 227 W. Valley Blvd, Ste. 207B, San Gabriel, CA 91801

The Company has no other real property holdings or leases other than those as disclosed above.

Item 3. Legal Proceedings

The Company is not party to any legal proceeding.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Series A Convertible Preferred Stock:

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series A convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. At May 31, 2017, 565,000 shares of Series A Convertible Preferred Stock remained outstanding.

Series B-2014 Convertible Preferred Stock:

In the years ended May 31, 2016 and 2015, respectively, the Company issued 650,000 and 1,885,000 shares of preferred stock as Series B-2014 Convertible Preferred Stock for total proceeds of $2,535,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, the unpaid portion of which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. At May 31, 2017, 1,300,000 shares of Series B-2014 Convertible Preferred Stock remained outstanding.

The company has paid all preferred stock dividends associated with this dividend of 6% through May 31, 2017.

Series C-2016 Convertible Preferred Stock:

In the year ended May 31, 2017, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we have recorded the intrinsic value of this beneficial conversion feature(“BCF”) which we calculated to be $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C is convertible after six months from the date of issuance. We then amortize the BCF over six months period, and record $3,685,520 as deemed dividend that reduce accumulated deficit and the remaining $1,244,622 as preferred stock discount on the balance sheet as contra account to preferred stock.

Series D-2017 Convertible Preferred Stock:

The Company is currently in the process of offering up to 10,000,000 shares of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock.

In above cases net proceeds of the private placement of the convertible preferred stock were applied to general business purposes of the registrant and not to specific projects. The private placements of the Series A, Series B-2014, Series C-2016 and Series D-2017 convertible preferred stock were conducted under the exemption afforded under Rule 506(b).

The registrant has not used an underwriter to conduct the private placements or to sell its securities. The purchasers were accredited investors known to or familiar with Warren Wang, the registrant’s CEO.

The Company’s common stock is listed for quotation on the OTC:QB marketplace. The Company’s preferred stock and debt obligations are not publicly traded. The high quote for the Company’s common stock was $2.75 per share and the low was $0.33 during the 2017 fiscal year.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ending May 31st)

Description	2017	2016	2015	2014	2013
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues	$1,667,977	$948,385	$2,441,672	$3,902,403	$1,639,373
Less: Cost of Goods Sold	$(1,211,354)	$(964,223)	$(1,011,349)	$(821,248)	$(974,966)
Gross Profit	$456,623	$(15,838)	$1,430,323	$3,081,155	$664,407
Expenses, General & Administration	$(5,371,157)	$(2,861,718)	$(1,913,474)	$(1,592,600)	$(1,662,220)
Income (Loss), Continuing Operations	$(4,914,534)	$(2,877,556)	$(2,326,869)	$1,149,590)	$(1,118,041)
Income (Loss), Per Share (Continuing Operations)	$(0.86)	$(0.26)	$(0.51)	$(0.16)	$(0.21)
Total Common Shares Outstanding (includes Options)	$11,459,305	$7,661,805	$9,472,946	$8,561,886	$6,358,620
Long Term Obligations	$96,144	$37,642	$48,767	$80,777	$6,584
Cash Dividends Declared per Common Share	$–	$–	$–	$–	$–
Total Assets	$3,172,241	$3,053,150	$2,263,824	$2,998,013	$1,000,575

Total Revenues describes all income from all Company related activities including subscription sales, advertising sales, FOREX support service fees, consulting fees, investor awareness campaigning, education/training sales and hemp sales.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2017

Revenues

Overall revenues increased in the fiscal year ending May 31, 2017, from $948,385 in the period ending May 31, 2016 to $1,667,977 for the period ending May 31, 2017. The Company experienced increases in both investor relations revenues $351,615 in the fiscal year ended May 31, 2016 increased to $808,362 in the fiscal year ended May 31, 2017 and subscription revenues $533,965 in the fiscal year ended May 31, 2016 increased to $838,897 in the fiscal year ended May 31, 2017. The primary reason for this increase was that management determined that it was in the best interest of the Company to be more selective in choosing companies to provide IR services for. In addition with regard to its IR contracts, the Company decreased the amount of equity compensation for IR services, preferring to enter into more cash compensation arrangements. The Company strives to increase its subscription base annually by providing innovative, timely products/services to its subscriber and through a targeted marketing plan.

Expenses

Cost of Services Sold: These related costs increased from $964,223 in the fiscal year ended May 31, 2016 to $1,211,354 in the fiscal year ended May 31, 2017.

General & Administrative Expense: These expenses increased by approximately $2,509,439 from $2,861,718 in the fiscal year ended May 31, 2016 to $5,371,157 in the fiscal year ended May 31, 2017. The primary reason for these increases was management’s expansion of the Company’s business operations to establish a direct to consumer division, including ChineseHempOil.com, Inc., a Delaware corporation, and its wholly owned foreign enterprise, XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology, Co., Ltd.) in the Pudong Free-Trade Area in Shanghai. These entities focus on the marketing and distribution of non-industrial hemp health products and cosmeceuticals in the United States and China, respectively. As part of the expansion, the Company leased additional office space in San Gabriel, CA, next door to the Company headquarters and added additional staff and management and legal professionals. In addition, the Company issued discretionary bonuses to employees.

Advertising Expenses: Advertising related expenses increased from $438,673 in the fiscal year ended May 31, 2016 to $636,128 in the fiscal year end May 31, 2017. These expenses are generally related to outside advertising costs and various other related expenses and correlate with increased subscription revenues

Other Income, Expenses

Interest expense increased from $63,554 in the fiscal year ended May 31, 2016 to $92,062 in the fiscal year ended May 31, 2017. This is due to the Company having borrowed $410,000 from various individuals in September 2016.

The Company recognized a realized gain on marketable securities of $1,669,835 and 949,614 in the fiscal year ended May 31, 2017 and the fiscal year ended May 31, 2016 respectively. This gain was caused by the partial liquidation of the Companies holdings in Medicine Man Technologies, Inc. stock that increased in value from $0.41 per share to over $1.75 per share.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock. The Company is currently engaged in a private placement of its Series D-2017 convertible preferred stock. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. In addition, the Company liquidated most of its holdings in Medicine Man Technologies (MDCL) stock generating approximately $3,300,000 cash. As of May 31, 2017, the Company still held 41,238 shares of MDCL stock representing $72,166 of value based upon the closing market price of $1.75.

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

Contractual Obligations

We have month to month contractual obligations related to technical services (web hosting, Bloomberg services, etc.) and commercial leases for office space leased in Shanghai, China (located at 333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021), and the office space leased at 227 W Valley Blvd. Ste 207 & 208, San Gabriel, CA 91776.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2017, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, and 5) implement appropriate information technology controls. In consideration of our smaller size, the burden of elimination of these material weaknesses would create an undue financial burden on the Company.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

In the current year the Company continued to implement a new accounting information system that had started to be implemented in the preceding year to address several of our internal controls issues. There were no other significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of May 31, 2017 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of May 31, 2017. Once again, implementation of such controls would have a devastating effect on the Company, likely causing its demise. As we continue to grow our revenues to a point where such controls and requirements can be affordably implemented, we will continue to remain aware of these weaknesses. Management continues to work to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	50	Dec. 1999	Chief Executive Officer, Chairman of the Board, Interim CFO
Paul Dickman	36	Aug. 2012	Director and Secretary
Jack Deng		Oct. 2016	Chief Financial Officer

(1)     Brett Roper took on the role of Chief Operating Officer in March of 2012 and resigned in October 2016

(2)     Paul Dickman resigned as our Chief Financial officer in October 2016. He now acts as a non-employee director.

(3)     Jack Deng resigned as our Chief Financial Officer effective May 15, 2017. Mr. Wang serves as the interim Chief Financial Officer.

As of May 31, 2017, our CEO, Warren Wang held 10.25% of the shares in the Company.

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	The Audit Committee consists of Paul Dickman who serves as its Chairman and single voting member as of this date. Mr. Dickman does not qualify as independent within the meaning of Regulation S-K Item 407(d)(5)(i)(B); however the Company has determined that Mr. Dickman has the attributes listed in Regulation S-K Item 407(d)(5)(ii). A brief summary of his business experience is listed below. Mr. Wang serves on the committee in a non-voting capacity.

III.	Mr. Dickman has served as the Chief Financial Officer starting in July 2010. He resigned as our Chief Financial officer in October 2016. He now acts as a non-employee director. Mr. Dickman has a broad range of accounting and finance experience. He began his career working as an auditor and financial consultant with several regional accounting firms. In addition to his work as Chief Financial Officer for Chineseinvestors.com, Inc. he has also been the Chief Financial Officer for several other public and private companies.

IV.	Of our directors and officers, Warren Wang and Paul Dickman filed a Form 3 or 4 during the fiscal year ended May 31, 2017 to report a change in their respective beneficial ownership of our shares. During the year Mr. Wang reported purchasing a total of 302,900 shares of common stock. Mr. Dickman reported the ownership of 50,000 shares. There were no other changes in beneficial ownership by our directors or executive offices.

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

Paul Dickman previously served as the Company’s Chief Financial Officer. He resigned from that position in October 2016 and is the on the Company’s board and is the Secretary of Chineseinvestors.com, Inc. Mr. Dickman has served as the Chief Financial Officer for companies in a variety of industries, both domestically and abroad. He has successfully taken numerous companies through multiple fund raising transactions, including private placements of debt and equity and initial public offerings. Prior to joining Chineseinvestors.com, Inc., he worked as an auditor with two large regional accounting firms, with an emphasis in auditing small publicly traded companies and he was employed for several years with a private equity investment firm in various capacities. Mr. Dickman received a Bachelor of Science degree in finance and accounting, and has been a licensed CPA since 2005. In addition, Mr. Dickman is a Fellow of the National Association of Corporate Directors, a member of the National Association of Corporate Secretaries, and serves on the board of the Rockies Venture Club in Denver, CO.

Jack Deng, CFO; Guoqi “Jack” Deng was the Company’s chief financial officer through May 15, 2017. Mr. Deng is a native of Shenyang, China and a graduate of Shenyang University of Technology where he obtained his Bachelor of Engineering from the School of Materials Science and Engineering. Most recently, Mr. Deng was general manager of the Tianyi Gold Precious Metal Management Co., Ltd. where he was responsible for marketing planning, customer development, and customer relationship maintenance and a vice president and general manager of Win-More Precious Metal Management Co., where he contributed to promotion of trading strategies and risk management methods of stocks, precious metals, and commodities.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2017 and May 31, 2016.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation (3)	Totals
Warren Wang	2017	$160,494	$25,000	$111,000	$–	$–	$–	$–	$296,494
Chief Executive Officer	2016	$150,000	$–	$–	$–	$–	$–	$4,490	$154,490

Brett Roper	2017	$5,965	$–	$22,000	$–	$–	$–	$80,786	$27,965
VP, Corporate Services	2016	$134,000	$–	$–	$–	$–	$–	$105,934	$239,934

Lan Jiang	2017	$119,482	$150,418	$74,000	$–	$–	$–	$–	$343,900
Office Manager, Shanghai	2016	$90,250	$–	$–	$–	$–	$–	$–	$90,250

Paul Dickman	2017	$–	$–	$37,000	$–	$–	$–	$132,355	$169,355
Chief Financial Officer	2016	$72,000	$–	$–	$–	$–	$–	$12,700	$84,700

Board of Director

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Brett Roper, Secretary of the Board	$–	$–	$–	$–	$–	$–	$–

James S. Toreson, Director	$22,947	$–	$–	$–	$–	$–	$30,000

________________

(1)	Brett Roper took on the role of Chief Operating Officer in March 2012.

(2)	Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

(3)	This compensation was primarily in the form of commissions paid for directly generated new business without the involvement of Company sales staff. Specifically, Mr. Roper received payment related to generating value associated with Medicine Man Technologies transaction in the 2016 fiscal year.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Beneficial Ownership(1)	Percent of Ownership of Common Stock
Common	Warren Wang, CEO, Chairman of the Board, Director(2)	1,174,393	10.25%

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Ownership currently stands at 1,474,393 shares of common stock.

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 227 W. Valley Blvd, #208 A San Gabriel, CA 91776. Mr. Wang currently has 312,500 Options (related to the repurchase of shares as previously disclosed) exercisable at $0.80 per option over a four-year time period (78,125 per year) after the Company is listed (BB or equal) and trading.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties.

Director Independence

Paul Dickman is our only non-employee director, however he does not meet all the qualifications for being an independent pursuant to the current SEC guidelines. The Board has adopted the NASDAQ® definition of an independent director. Mr. Dickman has advised Mr. Wang that he has no relationship that would interfere with his exercising independent judgment as a director of the Company.

Medicine Man Technologies

The Company performed organizational, advisory and financing services for Medicine Man Technologies, Inc., a Nevada corporation, in exchange for 2,800,000 shares of common stock of Medicine Man Technologies. As of May 31, 2017, the Company had disposed of virtually most of those shares.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by our auditors, B. F. Borgers CPA, PC in fiscal year 2017 and fiscal year 2016. Our Board of Directors has considered these fees and professional services rendered compatible with maintaining the independence of that firm.

	For Year Ending May 31,
	2017	2016
Audit Fees (1)	$60,080	$40,000
Tax Fees (2)	2,160	1,000
Totals	$62,240	$41,000

________________

(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.

(2)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Item 15. Subsequent Events

The Company is currently in the process of offering up to 10,000,000 shares of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock.

As of August 29, 2017, the Company has raised approximately $2m through the Series D private placement.

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

* Filed or “Furnished” herewith.

** To be filed by amendment.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chineseinvestors.com, Inc.:

We have audited the accompanying consolidated balance sheets of Chineseinvestors.com, Inc. and subsidiaries (“the Company”) as of May 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chineseinvestors.com, Inc. and subsidiaries, as of May 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
Lakewood, Colorado

August 29, 2017

CHINESEINVESTORS.COM, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Expressed in U.S. Dollars

	May 31,	May 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$1,770,729	$197,231
Accounts receivable, net	8,627	1,899
Investments, available for sale, in affiliate	72,166	2,425,709
Investments, available for sale	656,909	282,616
Inventory	7,690	–
Other current assets	271,401	55,780
Total current assets	2,787,522	2,963,235

Non-current assets
Investments, Other	250,000	–
Property and equipment, net	53,032	11,768
Website development, net	81,687	78,147
Total non-current assets	384,719	89,915

Total assets	$3,172,241	$3,053,150

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$303,463	$76,244
Deferred revenue	270,296	321,416
Customer Deposit	210,100	–
Unearned revenue paid in stock	231,945	90,278
Accrued liabilities	67,782	39,153
Accrued dividend & interest	167,688	26,529
Short-term secured debt	410,000	660,000
Embedded incentive interest	23,520	39,600
Total current liabilities	1,684,794	1,253,220

Non-current Liabilities
Long-term deferred revenue	96,144	37,642
Total Non-current Liabilities	96,144	37,642

Total liabilities	1,780,938	1,290,862

Commitments and Contingencies
Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 615,000 and 905,000 were issued and outstanding at May 31, 2017 and 2016, respectively	615	905
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 1,770,000 and 2,605,000 were issued and outstanding at May 31, 2017 and 2016, respectively	1,770	2,605
Preferred stock, class C, $0.001 par value 20,000,000 authorized, 5,000,043 and 0 were issued and outstanding at May 31, 2017 and 2016, respectively	5,000	–
Common stock $0.001 par value 80,000,000 authorized and 11,446,805 and 7,661,805 were issued and outstanding May 31, 2017 and 2016, respectively	11,448	7,663
Additional paid-in capital	23,928,741	14,735,888
Unrealized gain (loss) on investments	(206,892)	2,114,170
Unrealized foreign currency Gain (Loss)	–	(638)
Accumulated deficit	(22,349,379)	(15,098,305)
Total Shareholders' equity	1,391,303	1,762,288

Total liabilities and shareholders’ equity	$3,172,241	$3,053,150

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

Expressed in U.S. Dollars

	Common Stock		Preferred Stock "A"		Preferred Stock "B"		Preferred Stock "C"		Additional Paid in	Foreign Currency Gain	Unrealized Gain on	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Securities	Deficit	Total
Balance-May 31, 2015	7,724,305	7,725	905,000	905	1,885,000	1,885	–	–	13,971,170	536	531,631	(12,917,373)	1,596,479
							–	–	–	–	–	–	–
Preferred Stock issued for cash	–	–	–	–	720,000	720	–	–	719,280	–	–	–	720,000
Deemed dividend associated with preferred stock issuance	–	–	–	–	–	–	–	–	51,625	–	–	(51,625)	–
PS-B Dividend	–	–	–	–	–	–	–	–	–	–	–	(148,300)	(148,300)
Stock repurchased and retired	(62,500)	(62)	–	–	–	–	–	–	(6,187)	–	–	–	(6,249)
Unrealized foreign currency gain/loss	–	–	–	–	–	–	–	–	–	(1,174)	–	–	(1,174)
Unrealized investment gain/loss	–	–	–	–	–	–	–	–	–	–	1,582,539	–	1,582,539
Net (loss) for the period	–	–	–	–	–	–	–	–	–	–	–	(1,981,006)	(1,981,006)
Balance-May 31, 2016	7,661,805	7,663	905,000	905	2,605,000	2,605	–	–	14,735,888	(638)	2,114,170	(15,098,304)	1,762,288

Stock Compensation	1,335,000	1,335	–	–	–	–	–	–	513,615	–	–	–	514,950
Preferred Stock issued for cash	–	–	–	–	–	–	5,000,043	5,000	4,995,043	–	–	–	5,000,043
Deemed dividend associated with preferred stock issuance	–	–	–	–	–	–	–	–	3,685,520	–	–	(3,685,520)	–
Unamortized beneficial conversion feature	–	–	–	–	–	–	–	–	1,244,622	–	–	–	1,244,622
Preferred stock discount	–	–	–	–	–	–	–	–	(1,244,622)	–	–	–	(1,244,622)
Conversion from PS-A to CS	362,500	362	(290,000)	(290)	–	–	–	–	(72)	–	–	–	–
Conversion from PS-B to CS	2,087,500	2,088	–	–	(835,000)	(835)	–	–	(1,253)	–	–	–	–
Preferred Stock B Dividend	–	–	–	–	–	–	–	–	–	–	–	(117,271)	(117,271)
Preferred Stock C Dividend	–	–	–	–	–	–	–	–	–	–	–	(111,523)	(111,523)
Unrealized investment gain/loss	–	–	–	–	–	–	–	–	–		(2,321,062)	–	(2,321,062)
Unrealized foreign currency Gain(Loss)	–	–	–	–	–	–	–	–	–	638	–	–	638
Net (loss) for the period	–	–	–	–	–	–	–	–	–	–	–	(3,336,761)	(3,336,761)
Balance - May 31, 2017	11,446,805	11,448	615,000	615	1,770,000	1,770	5,000,043	5,000	23,928,741	–	(206,892)	(22,349,379)	1,391,303

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Years Ended May 31, 2017 and 2016

Expressed in U.S. Dollars

	Years Ended May 31,
	2017	2016

Operating revenues
Investor relations	$808,362	$351,615
Subscription	838,897	533,965
Sales-Products	1,265	–
Other	19,453	62,805
Total revenue	1,667,977	948,385

Cost of Revenue
Products	333	–
Services	1,211,021	964,223
	1,211,354	964,223

Gross profit	456,623	(15,838)

Operating Expenses
General and Administrative Expense	4,731,813	2,296,130
Uncollectible account write-off	3,216	126,915
Advertising Expense	636,128	438,673
Total Operating Expenses	5,371,157	2,861,718

Net (loss) from operations	(4,914,534)	(2,877,556)

Other income/(expense)
Debt Forgiveness	–	10,490
Interest expense	(92,062)	(63,554)
Net realized gain/(loss) on marketable equity securities	1,669,835	949,614
Total other income (expense)	1,577,773	896,550

Net (loss)	(3,336,761)	(1,981,006)

Deemed dividend for beneficial conversion of convertible preferred stock	(3,685,520)	(51,625)
Preferred stock dividends	(228,794)	(148,300)

Net (loss) attributable to common shareholders	(7,251,075)	(2,180,931)

Earnings per share attributable to common shareholders:

Basic and diluted (loss) per share	(0.86)	(0.26)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	8,433,127	7,724,305

Other comprehensive income/(loss)
Net unrealized gain/(loss) on securities	(2,321,062)	1,582,539

Comprehensive Income/(Loss) attributable to common shareholders	(9,572,137)	(598,392)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended May 31, 2017 and 2016

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net loss	(3,336,761)	(1,981,006)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Gain on sale of available for sale securities	(338,333)	(198,533)
Net realized (gain)/loss on marketable equity securities	(1,669,835)	(949,614)
Stock Compensation	514,950	12,300
Depreciation and amortization	16,410	20,071
Impairment Loss	84,375	–
Foreign currency exchange (loss) gain	710	9,731
Changes in operating assets and liabilities
Accounts receivable	(6,728)	100,019
Inventory Assets	(7,690)	–
Other current assets	(215,621)	69,019
Accounts payable	196,621	53,434
Accrued interest and dividends	(103,716)	(117,118)
Other accrued liabilities	59,228	(26,691)
Investor Deposit	210,100	–
Deferred revenue	7,382	103,726
Net cash used in operating activities	(4,588,908)	(2,904,662)

Cash flows from investing activities
Investment in Affiliate	(250,000)	–
(Purchase of), sale of assets, net	(61,215)	(20,558)
Proceeds from the sale of marketable equity securities	2,017,726	1,250,512
Purchase of marketable equity securities-affiliate	(294,148)	–
Net cash provided by investing activities	1,412,363	1,229,954

Cash flows from financing activities
Cash raised by sale of class "B" preferred stock	–	720,000
Cash raised by sale of class "C" preferred stock	5,000,043	–
Cash Paid for Debt	(660,000)	–
Cash raised through issuance of debt	410,000	660,000
Cash used to purchase and retire common stock	–	(6,250)
Net cash used in financing activities	4,750,043	1,373,750

Net increase/(decrease) in cash and cash equivalents	1,573,498	(300,958)
Cash and cash equivalents - beginning of year	197,231	498,189
Cash and cash equivalents - end of year	$1,770,729	197,231

Supplemental cash flow disclosures
Cash paid for income taxes	$800	$–
Cash paid for China representative office tax	$35,646	$62,298
Cash paid for interest	$75,639	$–

Supplemental disclosure of non-cash activity:

During the fiscal year ended May 31, 2017, the company received various stock valued (FMV) at $480,000 for investor relations (“IR”) services performed. $50,000 of such stock received in July 2016 from ACUG was returned in November 2016 due to cancellation of contract. During the fiscal year fiscal year ended May 31, 2016, the Company received stock valued at $115,200 for such IR services.

See accompanying notes to the financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flows – During the year ending May 31, 2017, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its common and preferred stock to fund its operations. The Company received $5,000,043 of proceeds from the sale of Class “C” preferred stock during the years ended May 31, 2017.

Cash flows used in operations for the years ended May 31, 2017 and 2016 were $4,588,908 and $2,904,663, respectively. The increase of cash used in operations was primarily caused by the net loss offset by increase in cash raised through financing activities.

Capital Resources – As of May 31, 2017, the Company had cash and cash equivalents of $1,770,729 as compared to cash and cash equivalents of $197,231 as of May 31, 2016.

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

Revenue recognition — Revenue was derived from five different sources:

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

5. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

Costs of Services/Products Sold – Costs of services provided are the total direct cost of the Company’s operations in Shanghai. Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2017 and 2016 there were deposit balances in a United States bank of $1,716,138 and $195,669 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government. At May 31, 2017 and 2016 there were deposits of $4,591 and $1,562, respectively, in The Bank of China. The Company also maintains cash balance in Shanghai Pudong Development Bank, at May 31, 2017 and 2016 there were deposits of $50,000 and $0, respectively.

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

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of May 31, 2017 and 2016, the Company determined the uncollectible are $3,216 and $126,915, respectively, and all write-offs that have occurred were not of the recurring nature.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments, available for sale, in affiliate – The Company invested in an affiliate, Medicine Man Technologies, Inc. (“MDCL”), in April 2014, implemented the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses; therefore, management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. As there was a public market for MDCL stock at May 31, 2017 and 2016, the Company recognized the stock as a Level 1 financial instrument. The Company has liquidated a portion of its holdings in MDCL stock generating approximately $1,996,939 and $1,334,304 cash during the twelve months ended May 31, 2017 and 2016, respectively. At May 31, 2017, the Company still held 41,238 shares of MDCL stock representing $72,166 of value based upon the closing market price of $1.75. At May 31, 2016, the Company held 1,347,616 shares of MDCL stock representing $2,425,709 of value based upon the closing market price of $1.80.

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

Inventories - Inventory is valued at the lower of cost or market. Cost is determined using weighted average cost method.

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

Other Current Assets – Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end. Security deposits of office rent in United States, Purchase deposits to vendors for the Hemp oil purchase, prepaid expenses in both United States and Shanghai, details as below:

	May 31,	May 31,
	2017	2016
Purchase deposit	$66,125	$–
Prepaid Expense	151,283	12,010
Security Deposit-Rent	43,909	43,770
Other current assets	10,084	–
	$271,401	$55,780

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $16,410 and $20,071 for the years ended May 31, 2017 and 2016, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There is no impairment of long-lived assets as of May 31, 2017 and May 31, 2016.

Unearned revenue, revenue paid in stock – During fiscal year 2014, the Company received shares of stock and warrants as payment for investor relations work that the Company will be providing through May 2016. The stock that had not been earned was valued at $90,278 as of May 31, 2016 based on active market prices at the time of service contract being completed. During fiscal year 2017, the Company received additional shares of stock as payment for investor relation work total at $480,000 valued at contract dates that company will be providing through August 2017. The stock that had not been earned was valued at $231,945. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Accrued dividend & interest – The accrued dividend balance represents dividend payable related to the Series B-2014 preferred stock and Series C-2016 preferred stock. Accrued dividend was $150,831 and $2,575 for the year ended May 31, 2017 and 2016 respectively. The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $16,857 and $23,954 for the year ended May 31, 2017 and 2016 respectively.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	May 31,	May 31,
	2017	2016
China Employee Salaries and Commissions Accrual	$6,799	$30,331
Representative Office Tax Accrual	–	2,879
Other Accruals	60,983	5,943
	$67,782	$39,153

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

Company name	Shares Secured for Loan
Sino-Global Shipping America LTD (SINO)	80,000.00
Recon Technology LTD (RCON)	60,000.00
Nengfa Weiye Energy (NFEC)	185,000.00
SGOCO Group LTD (SGOC)	28,333.33

When entering the loan agreement, the Company believed that the contract would be executed and SINO shares would be delivered upon signing the contract. However, such IR service agreement was not executed due to the disagreement among SINO’s management, as a result, the Company did not obtain the SINO shares as of May 31. 2017. For NFEC, the Company obtained 100,000 shares at the time of entering the contract, and the remaining shares were fully received by the end of year 2016. For RCON, the Company obtained 50,000 shares at the time entering the contract, but the agreement called for collateral of 60,000 RCON shares. The collateral is now short by 10,000 shares of RCON common stock so the RCON shares are short by 10,000. The loan agreements are still valid after renegotiating the terms with the private lenders. These notes are due on September 2017. The lenders received a 20% of the deemed increase in value of these secured shares (“Incentive Feature”) at the maturity of the short-term note. We estimate the value of the Incentive Feature of the common stock collateralizing the debt using the fair market value as of May 31, 2017. We recorded the estimated value of the Incentive Feature as and increase to the debt liability and interest expense. As of May 31, 2017, the Incentive Feature of $23,520 was recorded.

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

Much of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments classified as level one were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange. It should be noted that 60,000 shares of the stock earned for consulting work from Clear Current, was held qualifies as a Level two instrument and has a book value of $67,500 as of May 31, 2016. In year ended May 31, 2017, the Company determined Clear Current failed to meet investment goals and investment was no longer worth what it paid. The Company write-off this investment as of May 31, 2017.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	May 31, 2017			May 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	1,770,729	–	–	197,231	–	–
Investments	729,095	250,000	–	2,640,825	67,500	–
Total Financial Instruments	2,499,804	250,000	–	2,838,056	67,500	–

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

Other Revenue – For the year ended May 31, 2017, other revenue is comprised of revenue related to Forex service fees, interest income generated from bank and other miscellaneous income. For the year ended May 31, 2016, other revenue is comprised of revenue related to Forex service fees and rent generated through office space sublease revenue which is recognized over the period the term of the lease, the sublease ended as of May 31, 2016.

Uncollectible account write-off – Uncollectible account write-off was comprised of an expense recognized due to recognizing that a receivable would not be collected. This was determined to be a nonrecurring incident and not something that required an ongoing allowance for doubtful account.

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

On October 2016, the Company declared restricted stock award to its eligible employees and contractors. Total shares awarded were 1,035,000, and the fair market price at grant date was $0.37 per share. All these shares were fully vested at grant date, total stock compensation expense totaling $382,950 were recorded. 985,000 shares were issued on February 28, 2017, 50,000 shares were not recorded with transfer agent as of the filling date of the report.

On December 15, 2016, the Company awarded and issued restricted stock award to corporate counsel and former COO and secretary 100,000 shares in total, and the fair market price at the grant date was $0.44 per share. All these shares were fully vested at grant date, total stock compensation expense totaling $44,000 were recorded.

On December 15, 2016, the Company awarded and issued restricted stock award to various contractors and service provides 200,000 shares in total, and the fair market price at the grant date was $0.44 per share. All those shares were fully vested at grant date, total stock compensation expense totaling $88,000 were recorded. 200,000 shares were issued on December 15, 2016.

Stock option activity was as follows (converted post reverse split):

	Number of Shares	Weighted Average Exercise Price ($)
Balance at May 31, 2015	389,039	$0.48
Granted	–	–
Exercised	–	–
Forfeited or expired	(389,039)	–
Balance at May 31, 2016	–	$–
Granted	–
Exercised	–	–
Forfeited or expired	–	–
Balance at May 31, 2017	–	$–

New Accounting Pronouncements – Upon issuance of final pronouncements, we review the new accounting literature to determine its relevance, if any, to our business. The Company is in the progress of evaluating the following accounting updates:

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. The Company will adopt ASU 2016-09 in its first quarter of 2018. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting periods in which vesting occurs. As a result, subsequent to adoption the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. The Company is still in progress of evaluating future impact of adopting this standard. In May 2017, the FASB issued ASU NO. 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, Effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3.	Stockholders’ Equity:

As of May 31, 2017 and 2016, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the year ended May 31, 2016, the company bought back 62,500 shares of company stock former COO Brett Roper, but those shares has not been returned as of May 31, 2017. The Company has communicated with Mr. Brett Roper, confirmed shares will be returned soon and recorded with transfer agent.

During the year ended May 31, 2017, the Company converted 290,000 shares of Series A preferred stock for 362,500 of common stock shares at a conversion rate of $1.25 per share of preferred stock.

During the year ended May 31, 2017, the Company converted 835,000 shares of Series B preferred stock for 2,087,500 of common stock shares at a conversion rate of $2.50 per share of preferred stock.

During the year ended May 31, 2017, the Company granted 1,335,000 shares of restricted common stock or compensation. The stock was valued from $0.44 to $0.47 per share. The compensation and consulting expense was recorded as general and administrative expenses for the year ended May 31, 2017.

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

Series C Convertible Preferred Stock

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

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we have recorded the intrinsic value of this beneficial conversion feature(“BCF”).

In according to ASC 470-20-30-6 Intrinsic value shall be calculated at the commitment date as the differences between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. In according to ASC 470-20-30-8, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. Since all the preferred stocks are issued on different date, we calculate the intrinsic value for each individual preferred stock issuance based on stock issuance date. If the intrinsic value exceeds actual proceed we received, actual proceeds will BCF, otherwise, the intrinsic value is BCF. Therefore, we got the BCF of the preferred shares as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C is convertible after six months from the date of issuance. We then amortize the BCF over six months period, and record $3,685,520 as deemed dividend that reduce accumulated deficit and the remaining $1,244,622 as preferred stock discount on the balance sheet as contra account to additional paid-in-capital preferred stock.

4.	Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	May 31, 2017	May 31, 2016
Furniture & Fixtures	$126,486	$87,413
Leasehold Improvements	32,061	23,417
	$158,547	$110,830
Less: Accumulated Depreciation	(105,515)	(99,062)
	$53,032	$11,768

Depreciation on equipment is provided on a straight-line basis over its expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the years ended May 31, 2017 and 2016 was $6,452 and $9,903, respectively.

5.	Intangible Assets:

Intangible assets are comprised of the following:

	May 31, 2017	May 31, 2016
Website development	187,544	174,046
Less: Accumulated Depreciation	(105,857)	(95,899)
	$81,687	$78,147

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the twelve months ended May 31, 2017 and 2016 was $9,958 and $10,166 respectively.

6.	Commitments and Concentrations:

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and will terminate September 31, 2016. On August 2016, the Company renewed this lease at $5,400 per month to September 30, 2019, resulting in the following future commitments:

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

Office Lease – San Gabriel, California – The Company entered a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and was terminated on August 1, 2016. On June 2016, the Company renewed the contract for another 3 years to July 31, 2019, the current monthly rent is $5,304, resulting in the following future commitments:

2018 fiscal year	$63,648
2019 fiscal year	$63,648
2020 fiscal year	$10,608

The Company entered another lease for retail store in San Gabriel, California. The lease period started February 1, 2017 to July 31, 2019, the current monthly rent is $3,243, resulting in the following future commitments:

2018 fiscal year	$38,924
2019 fiscal year	$38,924
2020 fiscal year	$6,487

Office Lease – Irwindale, California – On October 2015, the Company entered a lease for executive office space in Irwindale, California. The Lease is one-year lease at $5,000 per month and that terminates on November 10, 2016. On November 11, 2016, the company renewed the lease at $4,000 per month to February 10, 2017. The Company is on month to month rent at this location, and the rent is $4,000 per month as of May 31, 2017. The lease was terminated on June 15, 2017.

Concentrations – During the periods ending May 31, 2017 and 2016, the majority of the Company’s revenue was derived from its operations in PRC from individuals, primarily in the United States and Canada. Due to nature of individuals sales being fairly small there was no concentration of revenue on an individual level.

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

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the year ended May 31, 2017, she received 200,000 shares of the Company’s stock compensation with the fair market value $74,000 as of grant date. Those 200,000 shares of the Company’s stock was issued and delivery on February 28, 2017.

The Company also made investment of $250,000 to Breakwater MB LLC, a cannabis-focused investment and consulting company, formed by the Company’s board member and former CFO, Paul Dickman, as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market.

8.	Income Taxes:

The Company recorded no income tax provision or benefit for the years ended May 31, 2017 and 2016, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 34% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $10 million of net operating loss carry forwards as of May 31, 2017, and $8 million of net operating loss carry forwards as of May 31, 2016. Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates.

As of May 31, 2017 and 2016, the Company had approximately $3.4 million and $2.7 million, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2017 and 2016, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

Description	2017		2016
Federal Statutory Rate	35%		35%
State Statutory Rate	6%		5%
Change in Rate / Other	4%		2%
Permanent Tax Differences	(6%	)	(1%	)
Calculated Rate	39%		41%
Actual Calculated Rate	(39%	)	(41%	)
Difference	0%		0%

9.	Correction of immaterial error:

Subsequent to November 30, 2016, the Company discovered a couple of prior period accounting transactions and one preferred stock sale that were not properly recorded. These were comprised of two transactions related to service revenue paid in stocks which were not reported to the accounting department. Second, when the Company raised $70,000 from selling 70,000 shares of Series B-2014 preferred stock was inadvertently recorded as IR-revenue. Due to these errors, the Company’s revenue was understated by $45,200 for the year ended May 31, 2016. On balance sheet as of May 31, 2016, total assets were understated by $171,600, total liabilities was understated by $2,575 and total shareholders’ equity were understated by $169,025.

The Company assessed the materiality of the errors considering both quantitatively and qualitatively effect in accordance with Staff Accounting Bulletin No. 99, Materiality and determined that the errors are not material to the decision making to a reasonable investor. Accordingly, the Company has revised its balance sheet as of May 31, 2016. The Company intends to revise its financial statements for certain quarterly periods through subsequent periodic filings. The effect of recording this immaterial correction in the balance sheet as of May 31, 2016, and for financial statements in subsequent periods filings are as follows:

Accounts	For the Year Ended May 31, 2016
	As Reported	As Revised
Total Revenue	$903,185	$948,385
Operating Loss	(2,922,756)	(2,877,556)
Net Loss	(2,026,206)	(1,981,006)
Net Loss Attributable to Common Shareholders	(2,223,182)	(2,180,932)
Investment, Available for Sale	111,016	282,616
Unearned Revenue Paid in Stock
Accrued Dividend & Interest	23,954	26,529
Preferred Stock Series B-2014	2,535	2,605
Additional Paid in Capital	14,665,583	14,735,888
Unrealized Gain on Investments Available for Sale	2,057,770	2,114,170
Accumulated Deficit	(15,140,555)	(15,098,305)
Note: If blank, means no change

10.	Subsequent events:

The Company is currently in the process of offering up to 10,000,000 shares of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: August 29, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Financial Officer

Date: August 29, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

23