Form 10-K/A
period 2017-05-31
Chineseinvestors.com, Inc.
filed 2017-08-31
CIK 1459482

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on May 31, 2017, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $1,971,273 . This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

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

The aggregate market value as of May 31, 2017 was incorrect as reported on the cover page. The cover page to this amended 10-K/A has been updated to reflect the correct valuation.

No other changes have been made to the Form 10-K, as originally filed on August 29, 2017.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: August 31, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Financial Officer

Date: August 31, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

23