Form 10-K/A
period 2017-05-31
Chineseinvestors.com, Inc.
filed 2017-08-31
CIK 1459482

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on May 31, 2017, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $10,946,291 . This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T.

The aggregate market value as of May 31, 2017 was correct as reported on the cover page on the original filing. The cover page to this amended 10-K/A has been updated to reflect the correct valuation.

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