Form 10-Q/A
period 2017-02-28
Chineseinvestors.com, Inc.
filed 2017-09-28
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment NO 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed to amend and restate in their entirely the following items of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 as originally filed with SEC on April 14, 2017: Item 1 of Part I “Financial Information” and note 3 to the financial statements.

We have determined that our previously reported results for the quarter ended February 28, 2017 erroneously calculated the beneficial conversion feature(“BCF”) of the Series C convertible preferred stock. In according to ASC 470-20-308, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instruments, the amount of the discount assigned to the BCF shall be limited to the amount of the proceeds allocated to the convertible instruments. In addition, the BCF should be amortized over the period from the issuance date to the date the convertible preferred stock becomes convertible, the unamortized portion recorded as debit to the additional paid in capital account on the Balance Sheet. In original reported Form 10Q, our calculation of deemed dividend were reported over the total proceed of the convertible preferred stock and did not amortize the BCF over six-month period. The Balance Sheets and Statement of Comprehensive (Loss) and Income for the quarter ended February 28, 2017 included in this Form 10-Q/A have been restated to correct the additional paid in capital and preferred stock deemed dividends. This adjustment does not affect previously reported Statement of Cash flows.

Except as described above, the reminder of the Form 10-Q is unchanged and does not reflect events occurring after the original filling of the Form 10-Q with SEC on April 14, 2017.

ChineseInvestors.COM, Inc.

FORM 10-Q for the Quarter Ended February 28, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC.

BALANCE SHEETS

Expressed in U.S. Dollars

	February 28,	May 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$3,680,067	$197,231
Accounts receivable, net	47,384	1,899
Investments, available for sale, in affiliate	79,588	2,425,709
Investments, available for sale	691,383	282,616
Other current assets	104,109	55,780
Total current assets	4,602,531	2,963,235

Non-current assets
Property and equipment, net	22,517	11,768
Website development, net	80,852	78,147
Total non-current assets	103,369	89,915

Total assets	$4,705,900	$3,053,150

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$98,415	$76,244
Deferred revenue	316,997	321,416
Investor Deposit	350,150	–
Unearned revenue paid in stock	27,777	90,278
Accrued liabilities	146,037	39,153
Accrued dividend & interest	74,609	26,529
Short-term secured debt	410,000	660,000
Embedded incentive interest	16,503	39,600
Total current liabilities	1,440,488	1,253,220

Non-current Liabilities
Long-term deferred revenue	91,229	37,642
Total Non-current Liabilities	91,229	37,642

Total liabilities	1,531,717	1,290,862

Commitments and Contingencies
Shareholders’ equity
Preferred stock, Series A-2012, $0.001 par value 20,000,000 authorized, 665,000 and 905,000 were issued and outstanding at February 28, 2017 and May 31, 2016, respectively	665	905
Preferred stock, Series B-2014, $0.001 par value 20,000,000 authorized, 2,525,000 and 2,605,000 were issued and outstanding at February 28, 2017 and May 31, 2016, respectively	2,525	2,605
Preferred stock, Series C-2016, $0.001 par value 20,000,000 authorized, 5,000,043 and 0 were issued and outstanding at February 28, 2017 and May 31, 2016, respectively	5,000	–
Common stock $0.001 par value 80,000,000 authorized and 9,296,805 and 7,661,805 were issued and outstanding February 28, 2017 and May 31, 2016, respectively	9,298	7,663
Additional paid-in capital	21,322,235	14,735,888
Foreign currency (loss)	(1,729)	(638)
Unrealized gain (loss) on investments	(24,368)	2,114,170
Accumulated deficit	(18,139,443)	(15,098,305)
Total Shareholders' equity	3,174,183	1,762,288

Total liabilities and shareholders’ equity	$4,705,900	$3,053,150

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC.

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended February 28, 2017 and 2016

Expressed in U.S. Dollars

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Operating revenues
Investor relations	$301,367	$99,871	$670,529	$259,620
Subscription	196,520	144,039	677,843	344,942
Other	–	12,080	3,419	41,359
Total revenue	497,887	255,990	1,351,791	645,921

Cost of services	565,236	249,155	1,014,632	761,372

Gross profit (loss)	(67,349)	6,835	337,159	(115,451)

Operating Expenses
General and Administrative Expense	1,122,287	648,732	3,175,765	1,700,210
Advertising Expense	133,783	62,859	495,350	258,551
Total Operating Expenses	1,256,070	711,591	3,671,115	1,958,761

Net (loss) from operations	(1,323,419)	(704,756)	(3,333,956)	(2,074,212)

Other income/(expense)
Other income	8,146	–	9,095	–
Interest expense	(10,892)	(9,873)	(78,526)	(13,973)
Net realized gain/(loss) on marketable equity securities	35,151	64,020	1,669,835	55,185
Total other income (expense)	32,405	54,147	1,600,404	41,212

Net Loss	(1,291,014)	(650,609)	(1,733,552)	(2,033,000)

Preferred stock deemed dividends	(1,165,670)	–	(1,165,670)	(109,627)
Preferred stock dividends	(63,953)	(39,388)	(141,916)	(51,625)
Net (loss) attributable to common shareholders	$(2,520,637)	$(689,997)	$(3,041,138)	$(2,194,252)

Other comprehensive income/(loss)
Net unrealized gain/(loss) on securities	38,895	1,369,611	(2,138,538)	1,218,175

Comprehensive Income/(Loss)	$(2,481,742)	$679,614	$(5,179,676)	$(976,077)

Earnings per share attributable to common shareholders:
Basic income (loss) per share	$(0.33)	$(0.09)	$(0.40)	$(0.28)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	7,751,805	7,724,305	7,691,475	7,724,305

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

In according to ASC 470-20-30-6 Intrinsic value shall be calculated at the commitment date as the differences between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. In according to ASC 470-20-30-8, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. Since all the preferred stocks are issued on different date, we calculate the intrinsic value for each individual preferred stock issuance based on stock issuance date. If the intrinsic value exceeds actual proceed we received, actual proceeds is BCF, otherwise, the intrinsic value is BCF. Therefore, we got the BCF of the preferred shares as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C is convertible after six months from the date of issuance. We then amortize the BCF over six months period, and record $1,165,670 as deemed dividend that reduce accumulated deficit and the remaining $3,764,473 as preferred stock discount on the balance sheet as contra account to additional paid-in-capital preferred stock.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: September 28, 2017	By:	/s/ Guoqi Deng
Guoqi Deng
Chief Financial Officer

Date: September 28, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

