Form 10-Q
period 2017-08-31
Chineseinvestors.com, Inc.
filed 2017-10-16
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Wei Wang, Chief Executive Officer (800)958-8561

Copies to: Michael E. Shaff, Esq., Irvine Venture Law Firm, LLP

19900 MacArthur Boulevard. Suite 1150, Irvine, CA 92612 Telephone (949) 660-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2017 there were outstanding 18,835,560 shares of the issuer’s common stock, par value $0.001 per share and 565,000 shares of the issuer’s class A preferred stock, par value $0.001 per share and 1,080,000 shares of the issuer’s class B preferred stock, par value $0.001 per share and 3,142,958 shares of the issuer’s class C preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES.

FORM 10-Q for the Quarter Ended August 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	August 31,	May 31,
	2017	2017
Assets
Current assets
Cash and cash equivalents	$2,084,827	$1,770,729
Accounts receivable, net	11,344	8,627
Investments, available for sale, in affiliate	47,835	72,166
Investments, available for sale	951,532	656,909
Inventory	82,065	7,690
Other current assets	171,545	271,401
Total current assets	3,349,148	2,787,522

Non-current assets
Investment-affiliate	250,000	250,000
Property and equipment, net	49,134	53,032
Website development, net	84,113	81,687
Total non-current assets	383,247	384,719

Total assets	$3,732,395	$3,172,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$235,778	$303,463
Deferred revenue	274,919	270,296
Investor deposit	2,125,000	210,100
Unearned revenue paid in stock	357,953	231,945
Accrued liabilities	85,805	67,782
Accrued dividend & interest	97,313	167,688
Secured debt	410,000	410,000
Embedded incentive interest	24,160	23,520
Total current liabilities	3,610,928	1,684,794

Non-current Liabilities
Long-term deferred revenue	125,424	96,144
Total Non-current Liabilities	125,424	96,144

Total liabilities	3,736,352	1,780,938

Commitments and Contingencies
Shareholders’ equity
Preferred stock, class A, $0.001 par value 20,000,000 authorized, 565,000 and 615,000 were issued and outstanding at August 31, 2017 and May 31, 2017, respectively	565	615
Preferred stock, class B, $0.001 par value 20,000,000 authorized, 1,080,000 and 1,770,000 were issued and outstanding at August 31, 2017 and May 31, 2017, respectively	1,080	1,770
Preferred stock, class C, $0.001 par value 20,000,000 authorized, 3,142,958 and 5,000,043 were issued and outstanding at August 31, 2017 and May 31, 2017, respectively	3,143	5,000
Common stock $0.001 par value 80,000,000 authorized 18,835,560 and 11,446,805 were issued and outstanding August 31, 2017 and May 31, 2017, respectively	18,836	11,448
Additional paid-in capital	25,192,692	23,928,741
Foreign currency loss	2,400	–
Unrealized gain on investments available for sale	(295,974)	(206,892)
Accumulated deficit	(24,926,699)	(22,349,379)
Total Shareholders' equity	(3,957)	1,391,303

Total liabilities and shareholders’ equity	$3,732,395	$3,172,241

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended August 31,
	2017	2016

Operating revenues
Investor relations	$258,366	$90,312
Subscription	136,263	249,229
Sales-Products	17,966	–
Other	5,031	1,783
Total revenue	417,626	341,324

Cost of Revenue
Products	4,902	–
Services	272,630	228,871
Total cost of revenue	277,532	228,871

Gross profit	140,094	112,453

Operating Expenses
General and administrative expense	1,173,482	845,676
Advertising expense	225,243	180,724
Total Operating Expenses	1,398,725	1,026,400

Net profit/(loss) from operations	(1,258,631)	(913,947)

Other income/(expense)
Other income	7,031	300
Interest expense	(6,841)	(9,713)
Net realized gain/(loss) on marketable equity securities	–	750,878
Total other income	190	741,465

Net (loss)	$(1,258,441)	$(172,482)

Preferred stock deemed dividend	(1,244,622)	–
Preferred stock dividends	(74,256)	(37,929)
Net (loss) attributable to common shareholders	(2,577,319)	(210,411)

Earnings per share attributable to common shareholders:
Basic loss per share	$(0.19)	$(0.03)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic	13,258,553	7,661,805

Other comprehensive income/(loss)
Net unrealized gain/(loss) on available for sale securities	(89,082)	(1,307,956)

Comprehensive Income/(Loss) attributable to common shareholders	$(2,666,401)	$(1,518,367)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net loss	$(1,258,441)	$(172,482)
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(233,366)	(46,283)
Net realized (gain)/loss on marketable equity securities	–	(750,878)
Foreign currency exchange loss (gain)	2,400	(264)
Stock Compensation	24,120	–
Depreciation and amortization	6,465	3,370
Changes in operating assets and liabilities
Accounts receivable	(2,718)	(11,967)
Inventory	(74,375)	–
Other current assets	99,856	11,581
Accounts payable	(67,685)	(12,956)
Accrued interest	6,841	9,981
Deferred revenue	33,902	141,138
Other accrued liabilities	18,023	70,757
Net cash (used in) operating activities	(1,444,978)	(758,003)

Cash flows from investing activities
Purchase of equipment	(4,993)	(3,373)
Proceeds from the sale of marketable equity securities	–	876,858
Net cash provided by/(used in) investing activities	(4,993)	873,485

Cash flows from financing activities
Cash paid for dividend	(150,831)
Investor deposit	1,914,900	–
Net cash used in financing activities	1,764,069	–

Net increase/(decrease) in cash and cash equivalents	314,098	115,482
Cash and cash equivalents - beginning of period	1,770,729	197,231
Cash and cash equivalents - end of period	$2,084,827	$312,713

Supplemental cash flow disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$9,878	$–
Cash paid for China representative office tax	$13,950	$–

Supplemental disclosure of non-cash activity

During the three month ended August 31, 2017, the company received various stocks valued (FMV) at $359,375 for investor relations (“IR”) services which will be performed over one year.

During the three month ended August 31, 2016, the company received various stock valued (FMV) at $96,000 for investor relations (“IR”) services performed from August to December 2016. $50,000 of such stock received in July 2016 from ACUG was returned in November 2016 due to cancellation of contract.

See accompanying notes to the financial statements

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Organization and Nature of Operations:

Business Description

Chineseinvestors.com, Inc. (the “Company”) was incorporated on June 15, 1999 in the State of California. The Company is a provider of Chinese language web-based real-time financial information. The Company’s operations had been located in California until September 2002 at which time the operations were relocated to Shanghai, in the People’s Republic of China (PRC). The Company relocated part of the operations in California starting fiscal year 2017.

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

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co., Ltd”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise. In April, CIIX appointed XiangYang Yun as chief executive officer (CEO) of this wholly owned foreign enterprise. XiBiDi Biotechnology Co. Ltd.’s primary focus is online, retail and direct sales of hemp-based health products in China. Yun’s initial focus is the launch of the XiBiDi Magic Hemp Series (“CBD Magic Hemp Series”) cosmetics line which includes three initial products, namely, the CBDBIO TECH Brightening and Refreshing Moisturizer, the CBDBIO TECH Perfecting Shield Primer, and the CBDBIO TECH Peptide Collagen Solution. As noted above, the Chinese character “XiBiDi” is homophonic to “CBD” in English.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company. ChineseHempOil.com, Inc. responsible for the development and operation of the online and retail sales of non-industrial hemp-based health products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. In addition, ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, non-industrial hemp, manufactured using a CO 2 Extraction process.

1. Liquidity and Capital Resources:

Cash Flows – During the three months ending August 31, 2017, the Company primarily generated cash and cash equivalents, from issuances of its common and preferred stock to fund its operations. The Company received $1,914,900 of proceeds from the sale of Class “D-2017” preferred stock during the three months ended August 31, 2017.

Cash flows provided by (used in) operations for the three months ending August 31, 2017 and 2016 were $(1,444,879) and $(758,003), respectively. The decreased cash used in operations were due to increased deferred revenue from membership subscriptions and revenue related to investor relations.

Capital Resources – As of August 31, 2017, the Company had cash and cash equivalents of $2,084,827 as compared to cash and cash equivalents of $1,770,729 as of May 31, 2017.

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

Principles of Consolidation - The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Chineseinvestors.com Inc and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include 100% of ChineseHempOil.com Inc, XiBiDi Biotechnology Co, Ltd, Hemp Logic and CIIX Online.

Intercompany accounts and transactions have been eliminated upon consolidation.

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

Expenses – The majority of expenses are paid in U.S. dollars. The expenses generated in PRC are paid by a monthly or weekly cash transfer from the U.S. when the expenses are due, resulting in very little foreign currency exposure. This indicates the functional currency is U.S. dollars.

Numerous Intercompany Transactions – The Company has multiple transactions each month between the U.S. and Chinese representative office. This indicates the functional currency is U.S. dollars.

Beside the above, one subsidiary XiBiDi Biotechnoly Co Ltd's functional currency is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Owners’ contribution is translated at historical rate. Income and expenditures are translated at the average exchange rate of the period. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

XiBiDi Biotechnoly Co Ltd was not established until March 2017, therefore there is no translation for statement of comprehensive (loss) and income for the three-month period end August 31, 2017. The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

August 31, 2017
Balance sheet	RMB 6.57 to US $1.00
Statement of comprehensive (loss) and income-three-month period	RMB 6.65 to US $1.00
May 31, 2017
Balance sheet	RMB 6.80 to US $1.00
August 31, 2016

Revenue recognition — Revenue was derived from five different sources:

The Company recognizes revenue pursuant to revenue recognition principles presented in SAB Topic 13. First, persuasive evidence of an arrangement. Second, delivery has occurred or services have been rendered. Thirdly the seller’s price to the buyer is fixed or determinable and lastly collectability is reasonably assured.

1. Fees from banner advertisements, webpage hosting and maintenance, on-line promotion and translation services, advertising and promotion fees for customers in the Company’s Chinese Investment Guides, sponsorship fees from investment seminars, road shows, and forums. The sales prices of these services are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in the contracts. These revenues are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At August 31, 2017 and May 31, 2017 there were deposit balances in a United States bank of $2,013,512 and $1,716,138 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government.

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

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of August 31, 2017 and May 31, 2017, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments, available for sale, in affiliate – The Company invested in an affiliate, Medicine Man Technologies, Inc. (“MDCL”), in April 2014, implemented the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses; therefore, management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. As there was a public market for MDCL stock at May 31, 2017 and 2016, the Company recognized the stock as a Level 1 financial instrument. The Company has liquidated most of its holdings in MDCL stock generating approximately $0 and $856,080 cash during the three months period ended August 31, 2017 and 2016, respectively. At August 31, 2017, the Company still held 41,238 shares of MDCL stock representing $47,835 of value based upon the closing market price of $1.16. At May 31, 2017, the Company held 41,238 shares of MDCL stock representing $72,166 of value based upon the closing market price of $1.75.

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

Inventories - Inventory is valued at the lower of cost or net realizable value. Cost is determined using weighted average cost method.

Other Current Assets – Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end. Security deposits of office rent in United States, purchase deposits to vendors for the Hemp oil purchase, prepaid expenses in both United States and Shanghai, details as below:

	August 31,	May 31,
	2017	2017
Purchase deposit	$–	$66,125
Prepaid expense	121,805	151,238
Security deposit-rent	40,583	43,909
Other current assets	9,157	10,084
	$171,545	$271,401

Investment-affiliate- The Company made an investment of $250,000 to Breakwater MB LLC in March 2017, a cannabis-focused investment and consulting company, formed by the Company’s board member and CFO, Paul Dickman, as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The Company’s equity position in Breakwater MB, LLC will be approximately 12.5%. The Company has adopt cost method for this investment.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $6,465 and $3,370 for the three months ended August 31, 2017 and 2016, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended August 31, 2017 and 2016.

Accrued dividend & interest – The accrued dividend balance represents dividend payable related to the Series B-2014 preferred stock and Series C-2016 preferred stock. Accrued dividend was $74,256 and $150,831 for the period ended August 31, 2017 and May 31, 2017 respectively. The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $23,057 and $16,857 for the period ended August 31, 2017 and May 31, 2017 respectively.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	August 31, 2017	May 31, 2017
China Employees' Salaries and Commissions Accrual	$6,799	$6,799
Other Accruals	79,006	60,983
	$85,805	$67,782

Unearned revenue, revenue paid in stock – For the three months ended August 31, 2017 and during fiscal year ended May 31, 2016, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through July 2018. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

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

Short-term debt, secured by stock – In September 2016, the Company obtained short-term debt of $410,000 from various individuals. Based on the original lending agreements, the loan is secured by shares of the stocks in the following companies.

Company name	Shares Secured for Loan
Sino-Global Shipping America LTD (SINO)	80,000.00
Recon Technology LTD (RCON)	60,000.00
Nengfa Weiye Energy (NFEC)	185,000.00
SGOCO Group LTD (SGOC)	28,333.33

When entering the loan agreement, the Company believed that the contract would be executed and SINO shares would be delivered upon signing the contract. However, such IR service agreement was not executed due to the disagreement among SINO’s management, as a result, the Company did not obtain the SINO shares as of August 31, 2017. For NFEC, the Company obtained 100,000 shares at the time of entering the contract, and the remaining shares were fully received by the end of year 2016. For RCON, the Company obtained 50,000 shares at the time entering the contract, but the agreement called for collateral of 60,000 RCON shares, the collateral is now short by 10,000 shares of RCON common stock. The loan agreements are still valid after renegotiating the terms with the private lenders. These notes are due on September 2017. The lenders received a 20% of the deemed increase in value of these secured shares (“Incentive Feature”) at the maturity of the short-term note. We estimate the value of the Incentive Feature of the common stock collateralizing the debt using the fair market value as of August 31, 2017. We recorded the estimated value of the Incentive Feature as and increase to the debt liability and interest expense. The liability from the Incentive Feature was recorded as Embedded incentive interest on the balance sheet, $24,160 was recorded as of August 31, 2017.

It has recently been determined that these notes were not properly collateralized as the ownership did not transfer from the Company to the collateral agent. This issue has been addressed in the current period and all subsequent notes were properly collateralized. All notes that were not properly collateralized have been repaid or renegotiated into new notes.

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	August 31, 2017			May 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	2,084,827	–	–	1,770,729	–	–
Investments	999,367	250,000	–	729,075	250,000	–
Total Financial Instruments	3,084,194	250,000	–	2,499,804	250,000	–

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

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, rent generated through office space sublease revenue and other miscellaneous service revenues generated which is recognized over the period the term of the lease for the period ended August 31, 2017 and 2016.

Advertising Costs – Advertising costs are expensed when incurred.

Earnings (Loss) Per Share – Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 “Earnings Per Share”. Fully diluted loss per share are not calculated and presented on the financial statements as the calculation would be antidilutive.

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

On July 14, 2017, the Company awarded and issued restricted stock award to a service provider 30,000 shares in total, and the fair market value at the grant date was $0.80 per share. All these shares were fully vested at grant date, total stock compensation expense totaling $24,120 were recorded.

Reclassifications – Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

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

3. Stockholders’ Equity:

As of August 31, 2017 and May 31, 2017, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the year ended May 31, 2016, the Company bought back 62,500 shares of company stock former COO Brett Roper, but those shares have not been returned as of August 31, 2017. The Company has communicated with Mr. Brett Roper, who has confirmed shares will be returned soon and recorded with transfer agent.

During the three months period ended August 31, 2017, the shareholders of preferred stock Series 2012 converted 50,000 shares of preferred stock for 62,500 shares of common stock shares at a conversion rate of 1 preferred stock A for 1.25 shares of common stock.

During the three months period ended August 31, 2017 the shareholders of preferred stock Series A 2014 converted 690,000 shares of preferred stock for 1,725,000 of common stock shares at a conversion rate of 1 preferred stock B for 2.50 shares of common stock.

During the three months period ended August 31, 2017, the shareholders of preferred stock C-2016 converted 1,857,085 shares of preferred stock for 5,571,255 of common stock shares at a conversion rate of 1 Series C-2016 share of preferred stock for 3.00 shares of common stock.

During the three months period ended August 31, 2017, the Company granted 30,000 shares of restricted common stock for compensation. The stock was valued from $0.80 per share. The compensation and consulting expense was recorded as general and administrative expenses for the period ended August 31, 2017.

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

Series A-2014 Convertible Preferred Stock

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

Upon issuance of preferred stock convertible into shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we have recorded the intrinsic value of this beneficial conversion feature(“BCF”).

In according to ASC 470-20-30-6 Intrinsic value shall be calculated at the commitment date as the differences between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. In according to ASC 470-20-30-8, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. Since all the preferred stocks are issued on different date, we calculate the intrinsic value for each individual preferred stock issuance based on stock issuance date. If the intrinsic value exceeds actual proceeds we received, actual proceeds will be BCF, otherwise, the intrinsic value is the BCF. Therefore, we calculated the BCF of the preferred shares as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible after six months from the date of issuance. We then amortize the BCF over six months period, we recorded $3,685,520 as deemed dividend that reduce accumulated deficit as of May 31, 2017, and we recorded the remaining $1,244,622 as deemed dividend that reduce accumulated deficit for the period ending August 31, 2017.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31, 2017	May 31, 2017
Furniture & Fixtures	$126,486	$126,486
Leasehold Improvements	32,061	32,061
	$158,547	$158,547
Less: Accumulated Depreciation	(109,413)	(105,515)
	$49,134	$53,032

Depreciation on equipment is provided on a straight-line basis over their expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the three months ending August 31, 2017 and 2016 was $3,898 and $889, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	August 31, 2017	May 31, 2017
Website development	$192,537	$187,544
Less: Accumulated Amortization	(108,424)	(105,857)
	$84,113	$81,687

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the three months ended August 31, 2017 and 2016 was $2,567 and $2,481 respectively.

6. Commitments and Concentrations:

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and the initial term ended on September 30, 2016. In August 2016, the Company renewed this lease at $5,400 per month to September 30, 2019, resulting in the following future commitments:

2018 fiscal year	$48,600
2019 fiscal year	$64,800
2020 fiscal year	$21,600

Office Lease – San Gabriel, California – The Company entered a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and was terminated on August 1, 2016. On June 2016, the Company renewed the contract for another 3 years to July 31, 2019, the current monthly rent is $5,432, resulting in the following future commitments:

2018 fiscal year	$50,141
2019 fiscal year	$67,064
2020 fiscal year	$11,177

The Company entered another lease for retail store in San Gabriel, California. The lease period started February 1, 2017 to July 31, 2019, the current monthly rent is $3,243, resulting in the following future commitments:

2018 fiscal year	$29,193
2019 fiscal year	$38,924
2020 fiscal year	$6,487

Concentrations – During the periods ending August 31, 2017 and 2016, the majority of the Company’s revenue was derived from its operations in PRC from individual subscribers, primarily in the United States and Canada.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is not involved in any legal proceedings.

7. Subsequent event:

The Company is currently in the process of offering up to 10,000,000 shares at $1 per share total $10,000,000 of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock. As of August 31, 2017, the company received $2,125,000 deposit from investors, those deposits have not been recorded with our stock transfer agent yet.

The Company repaid $310,000 of loans in the aggregate amount of $410,000 in the beginning of October 2017 along interest. There are $100,000 in loans that remain unpaid and outstanding. It is anticipated that the principal, interest and any other fees outstanding on these loans will be rolled into new loans, in full or in part, with any remaining unpaid amounts to be repaid. These new loan agreements are currently being negotiated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ChineseInvestors.com, Inc and subsidiaries. (“the Company”, “we” or “us”) endeavors to be an innovative company, specializing in (a) providing real-time market commentary, analysis, and educational related endeavors in Chinese language character sets (traditional and simplified), (b) providing support services to our various partners wishing to have a Chinese language communications component, (c) providing consultating services to smaller private companies considering becoming a public company, (d) providing various advertising as well as public relation support services, and (e) other services we may identify having the potential to create value or partnership opportunity with our existing services.

During the first quarter of fiscal year 2017 the company continued to develop its investor relations business. These clients represent companies whose shares are traded in various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

In an effort to expand its media products, as the first quarter of fiscal year 2018 came to a close, the Company announced that it would be working with Wall Street Multimedia (“WSM”), an independent news agency located in the NYSE to produce a daily cryptocurrency video newscast in Chinese, providing timely information and exclusive analysis regarding all aspects of the emerging digital currency world, including specific cryptocurrencies, such as “Bitcoin” and “Ethereum,” industry trends, price movement, blockchain technology, sector-related stocks and ETFs, etc. As of the date of this filing the Company has begun airing its cryptocurrency video newscasts.

XiBiDi Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co., Ltd”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise. In April, CIIX appointed XiangYang Yun as chief executive officer (CEO) of this wholly owned foreign enterprise. XiBiDi Biotechnology Co. Ltd.’s primary focus is online, retail and direct sales of hemp-based health products in China. Yun’s initial focus in the Company’s first quarter has been the launch of the XiBiDi Magic Hemp Series (“CBD Magic Hemp Series”) cosmetics line which included the registration and approval process with the Chinese FDA for the line’s three initial products. As of the date of this filing the Company completed the registration and approval process with the Chinese FDA for the initial three products in the line and made a key hire to influence the market and assist with marketing and branding in China. The CBD Magic Hemp Series line is different from other skin care lines currently available in China because the products are infused with hemp extract, otherwise known as cannabidiol or CBD. A catalogue provided by the CFDA entitled “Catalogue of Cosmetics Raw Materials in Use (2015)” includes Cannabis Sativa Leaf Extract. The Chinese character “XiBiDi” is homophonic to “CBD” in English.

ChineseHempOil.com, Inc.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company. ChineseHempOil.com, Inc. responsible for the development and operation of the online and retail sales of non-industrial hemp-based health products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. The Company’s first product line OptHemp, is a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, non-industrial hemp, manufactured using a CO2 Extraction process.

As part of its plans to establish direct selling channels for its non-industrial hemp products, the Company engaged Launch Haus, LLC, a venture building firm and digital holding company, based in Scottsdale, AZ, specializing in direct response marketing including digital, ecommerce, and direct sales channels. In the first quarter Launch Haus has played an integral part in directing the Company’s organization and launch of its ecommerce and network marketing business divisions in the US through development of a customized cutting-edge direct response marketing campaign that will focus on personalized, customer-centric marketing and sales force automation. The Company is currently in the process of implementing this plan. Launch Haus will continue to assist the Company to develop a network marketing compensation plan that incentivizes both rapid growth through recruitment of new, entry-level consumers and top-tier distributors and will introduce the Company to its stable of industry-leading suppliers for global payment systems and logistics and its network of distributor recruitment and legal governance and compliance professionals.

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

Three months ended August 31, 2017 compared to three months ended August 31, 2016.

Quarterly Revenues and Expenses

Subscription Revenue: For the three months ended August 31, 2017 and 2016, revenues were $136,263 and $249,229 respectively. The decrease in revenue was due to a a portion of subscription revenue received in three months ended August 31, 2017 are advance payments with service period in later months.

Investor Relations Revenue: For the three months ended August 31, 2017 and 2016, revenues were $258,366 and $90,312 respectively. The increase of $168,054 is due to the Company’s new program offerings (e.g. roadshows, multimedia) to help public company clients build company brand and reputation.

Other Revenue:  For the three months ended August 31, 2017 and 2016, revenues were $5,031 and $1,783 respectively. The increase was caused by service income generated from subsidiaries company.

Consumer Product Sales: For the three months ended August 31, 2017 and 2016, revenues were $17,966 and $0 respectively. This new revenue is attributable to consumer sales of hemp products by the Company’s wholly owned subsidiary formed in early 2017.

Cost of Service:  Cost of services for the three months ended August 31, 2017 and 2016 were $272,630 and $228,871 respectively, for an increase of $43,759 over the same period in 2016. The increase was due to its operations in the People’s Republic of China was increased. Cost of products for the three months ended August 31, 2017 and 2016 were $4,902 and $0 respectively, due to the Compan’y sale of Hemp-related products.

Gross profit margin: The Company’s gross profit margin on service revenue decreased to 32% ($127,030 on $399,660 of revenue) in the three months ending August 31, 2017 form 33% ($112,453 on $341,324 of revenue) in the three months ending August 31, 2016. The Company’s gross profit margin on product sales is 73%($13,064 on 17,966 of revenue) for the three months ending August 31, 2017.

General & Administrative Expenses: For the three months ended August 31, 2017 and 2016, expenses were $1,173,482 and $845,676 respectively for an increase of $327,806 which was related to additional staff and professional service expenses for the company’s operation.

Advertising Expenses: For the three months ended August 31, 2017 and 2016, expenses were $225,243 and $180,724 respectively. The increase is due to the Company’s increased adverting and news coverage in many different cities and different languages. These expenses are generally related to outside advertising costs and various other related expenses.

Net realized gain (loss) on marketable securities: For the three months ended August 31, 2017 and 2016, expenses were $0 and $750,878 respectively. In 2016 the Company liquidated shares it held in Medicine Man Technologies, Inc. There was no stock liquidation for the three months ended August 31, 2017.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, increasing its offerings of other consulting services, and sale of Hemp related products. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock. The Company is currently engaged in a private placement of its Series D-2017 convertible preferred stock, the Company has received $2,125,000 from various investors. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. As our Series D-2017 placement was priced at $1 per share and the price of a share of our common stock had dropped to $.84 on August 31, 2017 and to $.56 at October 9, 2017, we may encounter some difficulties in fully subscribing the Series D-2017 placement. In addition, the Company liquidated most of its holdings in Medicine Man Technologies (MDCL) stock generating approximately $3,300,000 cash. As of August 31, 2017, the Company still held 41,238 shares of MDCL stock representing $47,835 of value based upon the closing market price of $1.16.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: October 16, 2017	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: October 16, 2017	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

