Form 10-Q
period 2017-11-30
Chineseinvestors.com, Inc.
filed 2018-01-16
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

19900 MacArthur Boulevard, Suite 530, Irvine, CA 92612 Telephone (949) 660-7700

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 30, 2017 there were outstanding 22,923,560 shares of the issuer’s common stock, par value $0.001 per share and 465,000 shares of the issuer’s Series 2012 preferred stock, par value $0.001 per share and 776,000 shares of the issuer’s Series A-2014 preferred stock, par value $0.001 per share and 2,091,958 shares of the issuer’s Series C-2016 preferred stock, par value $0.001 per share and 2,750,000 shares of the Series D-2017 preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC AND SUBSIDIARIES.

FORM 10-Q for the Quarter Ended November 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC AND SUBSIDIARIES

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	November 30,	May 31,
	2017	2017
Assets
Current assets
Cash and cash equivalents	$1,547,361	$1,770,729
Accounts receivable, net	47,215	8,627
Investments, available for sale, in affiliate	69,691	72,166
Investments, available for sale	1,348,691	656,909
Inventory	80,688	7,690
Other current assets	304,502	271,401
Total current assets	3,398,148	2,787,522

Non-current assets
Investment-affiliate	250,000	250,000
Property and equipment, net	46,514	53,032
Website development, net	101,833	81,687
Total non-current assets	398,347	384,719

Total assets	$3,796,495	$3,172,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$223,229	$303,463
Deferred revenue	438,969	270,296
Investor deposit	–	210,100
Unearned revenue paid in stock	558,486	231,945
Stock compensation payable	656,600	–
Accrued liabilities	133,579	67,782
Accrued dividend & interest	158,489	167,688
Secured debt	965,140	410,000
Embedded incentive interest	2,242	23,520
Total current liabilities	3,136,734	1,684,794

Non-current Liabilities
Long-term deferred revenue	136,658	96,144
Total Non-current Liabilities	136,658	96,144

Total liabilities	3,273,392	1,780,938

Commitments and Contingencies
Shareholders’ equity
Preferred stock, series 2012, $0.001 par value 20,000,000 authorized, 465,000 and 615,000 were issued and outstanding at November 30, 2017 and May 31, 2017, respectively	465	615
Preferred stock, Series A-2014, $0.001 par value 20,000,000 authorized, 776,000 and 1,770,000 were issued and outstanding at November 30, 2017 and May 31, 2017, respectively	776	1,770
Preferred stock, Series C-2016, $0.001 par value 20,000,000 authorized, 2,091,958 and 5,000,043 were issued and outstanding at November 30, 2017 and May 31, 2017, respectively	2,092	5,000
Preferred stock, Series D-2017, $0.001 par value 20,000,000 authorized, 2,750,000 and 0 were issued and outstanding at November 30, 2017 and May 31, 2017, respectively	2,750	–
Common stock $0.001 par value 80,000,000 authorized 22,923,560 and 11,446,805 were issued and outstanding November 30, 2017 and May 31, 2017, respectively	22,924	11,448
Additional paid-in capital	29,784,529	23,928,741
Unrealized gain (loss) on investments	(299,159)	(206,892)
Foreign currency gain/(loss)	1,887	–
Accumulated deficit	(28,993,161)	(22,349,379)
Total Shareholders' equity	523,103	1,391,303

Total liabilities and shareholders’ equity	$3,796,495	$3,172,241

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Six Months Ended November 30, 2017 and 2016

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Operating revenues
Investor relations - advertisement	$246,667	$278,850	$505,033	$369,162
Subscription	179,333	232,094	315,596	481,323
Sales-Hemp related products	39,603	–	57,568	–
Other	–	–	4,754	1,783
Total revenue	465,603	510,944	882,951	852,268

Cost of revenue
Products	15,050	–	19,951	–
Services	385,588	220,525	658,219	449,396
	400,638	220,525	678,170	449,396

Gross profit (loss)	64,965	290,419	204,781	402,872

Operating Expenses
General and administrative Expense	1,887,872	1,207,803	3,109,803	2,053,478
Advertising expense	303,977	180,844	529,219	361,567
Total operating expenses	2,191,849	1,388,647	3,639,022	2,415,045

Net loss from operations	(2,126,884)	(1,098,228)	(3,434,241)	(2,012,173)

Other income/(expense)
Other income	1,715	2,285	8,875	2,585
Interest expense	(7,693)	(57,921)	(14,534)	(67,634)
Net realized gain/(loss) on marketable equity securities	–	883,807	–	1,634,685
Total other income (expense)	(5,978)	828,171	(5,659)	1,569,636

Net loss	$(2,132,862)	$(270,057)	$(3,439,900)	$(442,538)

Preferred stock deemed dividend	(1,803,720)	–	(3,048,342)	–
Preferred stock dividends	(81,283)	(38,976)	(155,539)	(77,963)
Net loss attributable to common shareholders	(4,017,865)	(309,033)	(6,643,781)	(520,501)

Earnings per share attributable to common shareholders:
Basic and diluted (loss) per share	$(0.18)	$(0.04)	$(0.38)	$(0.07)
Weighted average number of shares outstanding - basic & diluted	21,931,055	8,116,750	17,577,939	7,888,035
Other comprehensive loss
Net unrealized loss on available for sale securities	(3,185)	(848,577)	(92,267)	(2,177,433)

Comprehensive loss attributable to common shareholders	$(4,021,050)	$(1,157,610)	$(6,736,048)	$(2,697,934)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended November 30, 2017 and 2016

(Unaudited)

Expressed in U.S. Dollars

	2017	2016
Cash flows from operating activities
Net loss	$(3,439,900)	$(442,538)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(455,033)	(230,133)
Net realized (gain)/loss on marketable equity securities	–	(1,634,685)
Foreign currency exchange loss (gain)	–	(699)
Stock Compensation	724,220	–
Depreciation and amortization	12,947	6,855
Changes in operating assets and liabilities
Accounts receivable	(38,589)	(40,383)
Inventory	(72,999)	–
Other current assets	(33,101)	(2,250)
Accounts payable	(80,233)	25,565
Accrued interest	(35,185)	103,563
Deferred revenue	209,188	451,289
Other accrued liabilities	65,797	67,925
Net cash (used in) operating activities	(3,142,888)	(1,695,491)

Cash flows from investing activities
Purchase of equipment	(26,576)	(8,222)
Proceeds from the sale of marketable equity securities	–	1,917,719
Purchase of marketable equity securities-affiliate	–	(174,371)
Net cash provided by (used in) investing activities	(26,576)	1,735,126

Cash flows from financing activities
Cash raised by sale of class “D” preferred stock	2,750,000	–
Cash paid for dividend	(150,831)	–
Cash raised through issuance of debt	965,140	410,000
Repayment of debt	(410,000)	–
Investor deposit	(210,100)	–
Net cash used in financing activities	2,944,209	410,000
Effects of currency translation on cash and cash equivalents	1,887	–
Net increase/(decrease) in cash and cash equivalents	(223,368)	449,635
Cash and cash equivalents - beginning of period	1,770,729	197,231
Cash and cash equivalents - end of period	$1,547,361	$646,866

Supplemental cash flow disclosures
Cash paid for interest	$42,217	$–
Cash paid for income taxes	$9,878	$–
Cash paid for China representative office tax	$13,950	$–

Supplemental disclosure of non-cash activity

During the three and six months ended November 30, 2017, the company received various stocks valued (FMV) at $422,200 and $1,006,575, respectively, for providing one to twelve months of investor relations (“IR”) services.

During the three and six months ended November 30, 2016, the company received various stock valued (FMV) at $134,000 and $280,000, respectively, for providing one to twelve months of investor relations (“IR”) services.

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

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co., Ltd”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise. In April, CIIX appointed XiangYang Yun as chief executive officer (CEO) of this wholly owned foreign enterprise. XiBiDi Biotechnology Co. Ltd.’s primary focus is online, retail and direct sales of hemp-based health products in China. Yun’s initial focus was the launch of the XiBiDi Magic Hemp Series (“CBD Magic Hemp Series”), a cosmetics line which included three initial products, namely, the CBDBIO TECH Brightening and Refreshing Moisturizer, the CBDBIO TECH Perfecting Shield Primer, and the CBDBIO TECH Peptide Collagen Solution.

In November 2017, CBD Biotechnology Co. Ltd., teamed up with Chinese beauty influencer, The Godfather of Beauty, for the launch of its “CBD Magic Hemp Series” skincare line on China’s largest e-commerce retailer Alibaba. The Company’s flagship store, the "CBD Enterprise Store," is on Alibaba’s Taobao Platform. The Godfather of Beauty is an Internet celebrity with years of experience in live, online marketing on the Taobao Platform.

In November 2017, CBD Biotechnology Co. Ltd. also announced the expansion of its consumer division to enter the lucrative liquor (baijiu) market in China. On November 7, 2017, CBD Biotechnology was issued Wholesale Alcohol License from the ShangHai Wine Monopoly Bureau effective October 24, 2107 for a three year term, which allows CBD Biotechnology to act as a distributor of the baijau. CBD Biotechnology entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its baijui, Yantai 1985, and kicked off its sales and marketing plan by partnering with Jinri Toutiao (translation: Today’s Headlines), a popular Chinese mobile application. The Company announced plans to spin off CBD Biotechnology Co. Ltd. at the end of February 2018; however, the Company’s Board of Directors has recently approved postponing the spin-off until the Company’s fiscal year end May 31, 2018.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company. ChineseHempOil.com, Inc. is responsible for the development and operation of the online and retail sales of non-industrial hemp-based health products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. In addition, ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, non-industrial hemp, manufactured using a CO 2 Extraction process.

In November 2017, ChineseHempOil.com, Inc. launched its OptHemp product line on Amazon.com kicking off a multi-channel campaign geared to both the US and Chinese-American markets during the 9th annual Singles Day Celebration. This launch commenced the e-commerce marketplace initiative that the Company set into motion in early June through a strategic partnership with a top 100 platinum level partner seller on Amazon Marketplace that agreed to include the OptHemp product line in its limited catalog for resale through the Amazon Channel. This partnership brings to the OptHemp product line the full weight and power of a national sales and marketing agency that specializes in providing business solutions including headquarter sales services, analytics, insights and intelligence, retail services, marketing, digital technology and business process outsourcing. The Company announced plans to spin off ChineseHempOil.com, Inc at the end of February 2018; however, the Company’s Board of Directors has recently approved postponing the spin-off until the Company’s fiscal year end May 31, 2018.

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

1. Liquidity and Capital Resources:

Cash Flows – During the six months ended November 30, 2017, the Company primarily generated cash and cash equivalents, from issuances of its common and preferred stock to fund its operations. The Company received $2,750,000 of proceeds from the sale of Series “D-2017” preferred stock by November 30, 2017. Except $100,000 was received in the year ended May 31, 2017, the remaining was received during the six months ended November 30, 2017.

Cash flows provided by (used in) operations for the six months ended November 30, 2017 and 2016 were $(3,142,888) and $(1,695,491), respectively. The increased cash used in operations were due to increased general and administrative expenses used in operation.

Capital Resources – As of November 30, 2017, the Company had cash and cash equivalents of $1,547,361 as compared to cash and cash equivalents of $1,770,729 as of May 31, 2017.

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

Beside the above, one subsidiary XiBiDi Biotechnology Co Ltd's functional currency is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Owners’ contribution is translated at historical rate. Income and expenditures are translated at the average exchange rate of the period. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

XiBiDi Biotechnology Co Ltd was not established until March 2017, therefore there is no translation for statement of comprehensive (loss) and income for three-month period end November 30, 2016 and six-month period end November 30, 2016. The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

November 30, 2017
Balance sheet	RMB 6.60 to US $1.00
Statement of comprehensive (loss) and income-three-month period	RMB 6.62 to US $1.00
Statement of comprehensive (loss) and income-six-month period	RMB 6.67 to US $1.00
May 31, 2017
Balance sheet	RMB 6.80 to US $1.00

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

4. Investor relations income is earned by the Company in return for delivering current, publicly available information related to our client companies. These revenues are prepaid by the client company and as such are initially recorded as an asset with an offsetting unearned revenue liability. This revenue is recognized over the term of the services period while the services are being provided. The value of the revenue earned is recognized every quarter based upon fair market value of the client company’s stock closing price at contract date multiplied by the numbers of shares earned. By recognizing the revenue incrementally, we are following the guidelines of SAB Topic 13, in that we are only recognizing revenue once the value of the revenue received is fixed and determinable. In addition, we are applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period. The revenue is recognized over the term of the service period.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2017 and May 31, 2017 there were deposit balances in a United States bank of $1,413,341 and $1,716,138 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government.

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

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of November 30, 2017 and May 31, 2017, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments, available for sale, in affiliate – The Company invested in an affiliate, Medicine Man Technologies, Inc. (“MDCL”), in April 2014, implemented the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses; therefore, management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. As there was a public market for MDCL stock at November 30, 2017 and May 31, 2017, the Company recognized the stock as a Level 1 financial instrument. The Company has liquidated most of its holdings in MDCL stock generating approximately $0 and $1,896,939 cash during the six months period ended November 30, 2017 and 2016, respectively. At November 30, 2017, the Company still held 41,238 shares of MDCL stock representing $69,691 of value based upon the closing market price of $1.69. At May 31, 2017, the Company held 41,238 shares of MDCL stock representing $72,166 of value based upon the closing market price of $1.75.

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

The Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the quoted price of an otherwise identical unrestricted security of the same issuer, adjusted for the effect of the restriction, in accordance with the provisions of topic 820-10-15-5, which states that an equity security has a readily determinable fair value if it meets the condition of having a “sales prices or bid-and-asked quotations which are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotation systems or by the OTC Markets Group Ins. Restricted stock meets that definition if the restriction terminates within one year.” These shares were classified as available for sale securities in accordance with ASC 948-310-40-1 as the Companies intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, equity securities that have readily determinable fair values that are classified as available-for-sale shall be measured subsequently at fair value in the statement of financial position. Unrealized holding gains and losses for Available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

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

Inventories – Inventory is valued at the lower of cost or net realizable value. Cost is determined using weighted average cost method. There is no write-off as of November 30, 2017 and May 31, 2017.

Other Current Assets – Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end. Security deposits of office rent in United States, purchase deposits to vendors for the Hemp oil purchase, prepaid expenses in both United States and Shanghai, details as below:

	November 30,	May 31,
	2017	2017
Purchase deposit	$–	$66,125
Prepaid expense	138,605	151,238
Security deposit-rent	40,536	43,909
Other current assets	125,361	10,084
	$304,502	$271,401

Investment-affiliate – The Company made investment of $250,000 to Breakwater MB LLC in March 2017, a cannabis-focused investment and consulting company, formed by the Company’s board member and CFO, Paul Dickman, as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The Company’s equity position in Breakwater MB, LLC will be approximately 12.5%. The Company adopt cost method for this investment.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $12,947 and $6,855 for the six months ended November 30, 2017 and 2016, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended November 30, 2017 and 2016.

Accrued dividend & interest – The accrued dividend balance represents dividend payable related to the Series A-2014 preferred stock Series C-2016 preferred stock and Series D-2017 preferred stock. Accrued dividend was $155,539 and $150,831 for the period ended November 30, 2017 and May 31, 2017 respectively. The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $2,950 and $16,857 for the period ended November 30, 2017 and May 31, 2017 respectively.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	November 30, 2017	May 31, 2017
China Employees' Salaries and Commissions Accrual	$6,799	$6,799
Other Accruals	126,780	60,983
	$133,579	$67,782

Unearned revenue, revenue paid in stock – For the six months ended November 30, 2017 and during fiscal year ended May 31, 2017, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through July 2018. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

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

Short-term debt, secured by stock

In September 2016, the Company obtained short-term debt of $410,000 from various individuals. Based on the original lending agreements, the loan was to have been secured by shares of the stocks in the following companies.

Company name	Shares Secured for Loan
Sino-Global Shipping America LTD (SINO)	80,000.00
Recon Technology LTD (RCON)	60,000.00
Nengfa Weiye Energy (NFEC)	185,000.00
SGOCO Group LTD (SGOC)	28,333.33

When entering the loan agreement, the Company believed that the contract would be executed and SINO shares would be delivered upon signing the contract. However, such IR service agreement was not executed due to a disagreement among SINO’s management, as a result, the Company did not obtain the SINO shares as of November 30, 2017. For NFEC, the Company obtained 100,000 shares at the time of entering the contract, and the remaining shares were fully received by the end of year 2016. For RCON, the Company obtained 50,000 shares at the time entering the contract, but the agreement called for collateral of 60,000 RCON shares, the collateral is now short by 10,000 shares of RCON common stock. The loan agreements are still valid after renegotiating the terms with the private lenders. These notes are due on September 2017. The lenders received a 20% of the deemed increase in value of these secured shares (“Incentive Feature”) at the maturity of the short-term note.

It has been determined that these notes were not properly collateralized as the ownership of the collateral did not transfer from the Company to the collateral agent. All notes that were not properly collateralized have been repaid or renegotiated into new notes, which themselves have not been collateralized. The Company paid back principal and interest to borrowers for a total of $343,051. The reminder of the principal and interest represented by the notes were rolled over to new notes with an outstanding principle balance totaling $116,669.

In November 2017, the Company obtained short-term debt of $965,140 from various individuals. Of the $965,140, $116,669 was rolled over from previous debt. The loans were to be secured by shares of the stocks in the following companies:

Company name	Shares Secured for Loan
Nemaura Medical, Inc (NMRD)	104,000.00
Recon Technology LTD (RCON)	49,999.00
Solbright Group Inc. (SBRT)	195,122.00
Nengfa Weiye Energy (NFEC)	170,702.00
SGOCO Group LTD (SGOC)	29,412.00

The new notes have not been secured by the pledge of those securities.

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

Level one instruments are based upon stated balance of financial institution or calculated based upon stock trading in the public market. Level two instruments are calculated based upon the sale of stock through a private placement at arms-length where our shares were an insignificant amount of the total volume of stock sold in the issuer. Level three financial instruments were valued by a professional independent appraiser hired by the Company to determine the valuation. The level three valuation calculation includes discounted cash flow models and market based models as appropriately utilized by a professional valuation firm. The inputs they used included the entities past financial performance, projected budgets, prior private stock sale history and comparable company valuations.

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	November 30, 2017			May 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	1,547,361	–	–	1,770,729	–	–
Investments	1,418,382	250,000	–	729,075	250,000	–
Total Financial Instruments	2,965,743	250,000	–	2,499,804	250,000	–

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

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, rent generated through office space sublease revenue and other miscellaneous service revenues generated which is recognized over the period the term of the lease for the period ended November 30, 2017 and 2016.

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

On July 14, 2017, the Company awarded and issued a restricted stock award to a service provider 30,000 shares in total, and the fair market value at the grant date was $0.80 per share. All these shares were fully vested at grant date, stock compensation expense totaling $24,120 were recorded.

On August 7, 2017, the Company awarded and issued a restricted stock award to a service provider 50,000 shares in total, and the fair market value at the grant date was $0.87 per share. All these shares were fully vested at grant date, stock compensation expense totaling $43,500 were recorded.

On October 31, 2017, the Company awarded restricted stock awards to various employees 1,340,000 shares in total, and the fair market value at the grant date was $0.49 per share. All these shares were fully vested at grant date, stock compensation expense totaling $656,600 were recorded.

Preferred Stock Beneficial Convertible Feature – Upon issuance of preferred stock convertible into shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we have recorded the intrinsic value of this beneficial conversion feature(“BCF”).

In according to ASC 470-20-30-6 Intrinsic value shall be calculated at the commitment date as the differences between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. In according to ASC 470-20-30-8, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. Since all the preferred stocks are issued on different date, we calculate the intrinsic value for each individual preferred stock issuance based on stock issuance date. If the intrinsic value exceeds actual proceeds we received, actual proceeds will be BCF, otherwise the intrinsic value is the BCF.

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

3. Stockholders’ Equity:

As of November 30, 2017 and May 31, 2017, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the year ended May 31, 2016, the Company bought back 62,500 shares of company stock from former COO Brett Roper, but those shares has not been returned as of November 30, 2017. The Company has communicated with Mr. Brett Roper, confirmed shares will be returned soon and recorded with transfer agent.

During the six months period ended November 30, 2017, the shareholders of preferred stock series 2012 converted 150,000 shares of preferred stock for 187,500 of common stock shares at a conversion rate of 1 share of preferred stock series 2012 for 1.25 shares of common stock.

During the six months period ended November 30, 2017 the shareholders of preferred stock series A-2014 converted 994,000 shares of preferred stock for 2,485,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock.

During the six months period ended November 30, 2017, the shareholders of preferred stock series C-2016 converted 2,908,085 shares of preferred stock for 8,724,255 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock.

During the six months period ended November 30, 2017, the company received $2,750,000 proceeds from the sale of preferred stock series D-2017.

During the six months period ended November 30, 2017, the Company granted and issued 1,420,000 shares of restricted common stock for compensation. Of the 1,420,000 shares, 1,340,000 were not distributed and recorded as stock compensation payable on balance sheet. The stock was valued from $0.49 to $0.87 per share based on the market price at the grant date. The compensation and consulting expense was recorded as general and administrative expenses for the period ended November 30, 2017.

Series 2012 Convertible Preferred Stock

During the third quarter of fiscal year 2013, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series 2012 convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Series A-2014 Convertible Preferred Stock

In the years ended May 31, 2016 and 2015 the Company issued 720,000 and 1,885,000 shares of preferred stock as Series A-2014 convertible preferred stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after six months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

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

We calculated the BCF of the Series C-2016 stock as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible after six months from the date of issuance. We then amortize the BCF over six months period, we recorded $3,685,520 as deemed dividend that reduce accumulated deficit as of May 31, 2017, and we recorded the remaining $1,244,622 as deemed dividend that increases accumulated deficit for the period ending August 31, 2017.

Series D-2017 Convertible Preferred Stock

In October 2017, the Company issued 2,750,000 shares of its Series D-2017 Preferred Stock at a price of $1.00 per share for total proceeds of $2,750,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock at any time from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the preferred shares as $1,803,720. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible from the date of issuance. We then amortize the BCF over six months period, we recorded $1,803,720 as deemed dividend that increases accumulated deficit as of November 30, 2017.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30, 2017	May 31, 2017
Furniture & Fixtures	$127,763	$126,486
Leasehold Improvements	32,061	32,061
	$159,824	$158,547
Less: Accumulated Depreciation	(113,310)	(105,515)
	$46,514	$53,032

Depreciation on equipment is provided on a straight-line basis over their expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the six months ending November 30, 2017 and 2016 was $7,795 and $1,901, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	November 30, 2017	May 31, 2017
Website development	$212,842	$187,544
Less: Accumulated Amortization	(111,009)	(105,857)
	$101,833	$81,687

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2017 and 2016 was $5,152 and $4,954 respectively.

6. Commitments and Concentrations:

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and the initial term ended on September 30, 2016. In August 2016, the Company renewed this lease at $5,400 per month to September 30, 2019, resulting in the following future commitments:

2018 fiscal year	$32,400
2019 fiscal year	$64,800
2020 fiscal year	$21,600

Office Lease – San Gabriel, California – The Company entered a lease for executive office space in San Gabriel, California. The Lease period started April 30, 2015 and was terminated on August 1, 2016. On June 2016, the Company renewed the contract for another 3 years to July 31, 2019, the current monthly rent is $5,432, resulting in the following future commitments:

2018 fiscal year	$33,532
2019 fiscal year	$67,064
2020 fiscal year	$11,177

The Company entered another lease for retail store in San Gabriel, California. The lease period started February 1, 2017 to July 31, 2019, the current monthly rent is $3,243, resulting in the following future commitments:

2018 fiscal year	$19,462
2019 fiscal year	$38,924
2020 fiscal year	$6,487

Concentrations – During the periods ending November 30, 2017 and 2016, the majority of the Company’s revenue was derived from its operations in PRC from individual subscribers, primarily in the United States and Canada.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is not involved in any legal proceedings.

7. Subsequent event:

The Company is currently in the process of offering up to 10,000,000 shares at $1 per share total $10,000,000 of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock. As of the filing date, the Company received $5,358,050 proceeds from sales of Series D-2017 convertible preferred stock, $2,605,000 of these preferred stock has been recorded with stock-transfer agent as of November 30,2017, the rest are in the process of recording with the transfer agent.

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

In an effort to expand its media products, as the first quarter of fiscal year 2018 came to a close, the Company announced that it would be working with Wall Street Multimedia (“WSM”), an independent news agency located in the NYSE to product a daily cryptocurrency video newscast in Chinese, providing timely information and exclusive analysis regarding all aspects of the emerging digital currency world, including specific cryptocurrencies, such as “Bitcoin” and “Ethereum,” industry trends, price movement, blockchain technology, sector-related stocks and ETFs, etc. As of the date of this filing the Company has begun airing its cryptocurrency video newscasts.

XiBiDi Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co., Ltd”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise. The Chinese character “XiBiDi” is homophonic to “CBD” in English.In April, CIIX appointed XiangYang Yun as chief executive officer (CEO) of this wholly owned foreign enterprise. XiBiDi Biotechnology Co. Ltd.’s primary focus is online, retail and direct sales of hemp-based health products in China. Yun’s initial focus in the Company’s first quarter has been the launch of the XiBiDi Magic Hemp Series (“CBD Magic Hemp Series”) cosmetics line which included the registration and approval process with the Chinese FDA for the line’s three initial products. As of the date of this filing the Company completed the registration and approval process with the Chinese FDA for the initial three products in the line and made a key hire to influence the market and assist with marketing and branding in China. The CBD Magic Hemp Series line is different from other skin care lines currently available in China because the products are infused with hemp extract, A catalogue provided by the CFDA entitled “Catalogue of Cosmetics Raw Materials in Use (2015)” includes Cannabis Sativa Leaf Extract.

In November 2017, CBD Biotechnology Co. Ltd., teamed up with Chinese beauty influencer, The Godfather of Beauty, for the launch of its “CBD Magic Hemp Series” skincare line on China’s largest e-commerce retailer Alibaba. The Company’s flagship store, the "CBD Enterprise Store," is on Alibaba’s Taobao Platform. The Godfather of Beauty is an Internet celebrity with years of experience in live, online marketing on the Taobao Platform.

In November 2017, CBD Biotechnology Co. Ltd. announced the expansion of its consumer division to enter the lucrative liquor (baijiu) market in China. On November 7, 2017, CBD Biotechnology was issued Wholesale Alcohol License from the ShangHai Wine Monopoly Bureau effective October 24, 2107 for a three-year term, which allows CBD Biotechnology to act as a distributor of the baijau. CBD Biotechnology entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its baijui, Yantai 1985, and kicked off its sales and marketing plan by partnering with Jinri Toutiao (translation: Today’s Headlines), a popular Chinese mobile application. The Company announced plans to spin off CBD Biotechnology at the end of February 2018; however, the Company’s Board of Directors has recently approved postponing the spin-off until the Company’s fiscal year end May 31, 2018.

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

In November 2017, ChineseHempOil.com, Inc. launched its OptHemp product line on Amazon.com kicking off a multi-channel campaign geared to both the US and Chinese-American markets during the 9th annual Singles Day Celebration. This launch commenced the e-commerce marketplace initiative that the Company set into motion in early June through a strategic partnership with a top 100 platinum level partner seller on Amazon Marketplace that agreed to include the OptHemp product line in its limited catalog for resale through the Amazon Channel. This partnership brings to the OptHemp product line, the full weight and power of a national sales and marketing agency that specializes in providing business solutions including headquarter sales services, analytics, insights and intelligence, retail services, marketing, digital technology and business process outsourcing. The Company announced plans to spin off ChineseHempOil.com, Inc. at the end of February 2018; however, the Company’s Board of Directors has recently approved postpoming the spin-off until the Company’s fiscal year end, May 31, 2018.

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

For three and six months ended November 30, 2017 compared to three and six months ended November 30, 2016

Quarterly Revenues and Expenses

Subscription Revenue: For the three months ended November 30, 2017 and 2016, revenues were $179,333 and $232,094 respectively. For the six months ended November 30, 2017 and 2016, subscription revenues were $315,596 and $481,323 respectively, the decrease in revenue was due to lesser renewal from existing subscriber and lesser new subscribers.

Investor Relations-advertisement Revenue: For the three months ended November 30, 2017 and 2016, revenues were $246,667 and $278,850 respectively. The slight decrease of $32,183 is due to the Company provided more services to clients for the three months period ended November 30, 2016 which generated more revenue. For the six months ended November 30, 2017 and 2016, revenues were $505,053 and $369,162 respectively, the increase of $135,871 is due to the Company having hired more professionals in US to service public company clients and increased the service qualities.

Other Revenue: For the three months ended November 30, 2017 and 2016, revenues were $0 and $4,754 respectively. For the six months ended November 30, 2017 and 2016, other revenues were $0 and $1,783 respectively, for a decrease of $1,783.

Sales-Hemp Related Products: For the three months ended November 30, 2017 and 2016, revenues were $39,603 and $0 respectively. For the six months ended November 30, 2017 and 2016, revenues were $57,568 and $0 respectively. The increase was due to the Company started to sell Hemp-related products.

Cost of Service:  Cost of services for the three months ended November 30, 2017 and 2016 were $385,588 and $220,525 respectively, for an increase of $165,063 over the same period in 2016. For the six months ended November 30, 2017 and 2016 were $658,219 and $449,396 respectively, for an increase of $208,823 over the same period in 2016. Both increases were due to its operations in the People’s Republic of China was increased. Cost of products for the three months ended November 30, 2017 and 2016 were $15,050 and $0 respectively. For the six months ended November 30, 2017 and 2016 were $19,951 and $0 respectively. Both increases were due to the Company started to sell Hemp-related products.

Gross profit margin: The Company’s gross profit margin on service revenue decreased to 9% ($40,411 on $425,999 of revenue) in the three months ending November 30, 2017 from 57% ($290,419 on $510,944 of revenue) in the three months ending November 30, 2016. The Company’s gross profit margin on service revenue decreased to 20% ($162,410 on $820,029 of revenue) in the six months ending November 30, 2017 form 47% ($402,872 on $852,268 of revenue) in the six months ending November 30, 2016. Both decreases due to the Company’s cost of service increase, the Company issued bonus to Shanghai employees. The Company’s gross profit margin on product sales is 62% ($24,552 on $39,602 of revenue) for the three months ending November 30, 2017. The Company’s gross profit margin on product sales is 65% ($37,617 on $57,568 of revenue) for the six months ending November 30, 2017.

General & Administrative Expenses: For the three months ended November 30, 2017 and 2016, expenses were $1,887,872 and $1,207,803, respectively for an increase of $680,069 which was related to additional staff and stock compensation issued for the past services. For the six months ended November 30, 2017 and 2016, expenses were $3,109,803 and $2,053,478, respectively for an increase of $1,056,325 which was related to additional staff and professional service expenses for the company’s operation.

Advertising Expenses: For the three months ended November 30, 2017 and 2016, expenses were $303,977 and $180,844 respectively. The increase is due to the Company increased adverting news coverage in many different cities and different languages. For the six months ended November 30, 2017 and 2016, expenses were $529,219 and $361,567 respectively. These expenses are generally related to outside advertising costs and various other related expenses.

Net realized gain (loss) on marketable securities: For the three months ended November 30, 2017 and 2016, expenses were $0 and $883,807 respectively. For the six months ended November 30, 2017 and 2016, expenses were $0 and $1,634,685 respectively. There is no liquidation of the Companies holdings in Medicine Man Technologies, Inc. stock.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, increasing its offerings of other consulting services, and sale of Hemp related products. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock. The Company is currently engaged in a private placement of its Series D-2017 convertible preferred stock, the Company has received $2,750,000 from various investors. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. In addition, the Company liquidated most of its holdings in Medicine Man Technologies (MDCL) stock generating approximately $3,300,000 cash. As of November 30, 2017, the Company still held 41,238 shares of MDCL stock representing $69,691 of value based upon the closing market price of $1.69.

Plan of Continued Operations

The Company plans to continue to meet all of its obligations as well as conform with all of the requirements of remaining a fully reporting public company while increasing its market presence as well as services offering spectrum.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: January 16, 2018	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: January 16, 2018	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

