Form 10-Q
period 2018-02-28
Chineseinvestors.com, Inc.
filed 2018-04-16
CIK 1459482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2018 there were outstanding 27,745,560 shares of the issuer’s common stock, par value $0.001 per share and 465,000 shares of the issuer’s Series 2012 preferred stock, par value $0.001 per share and 706,000 shares of the issuer’s Series A-2014 preferred stock, par value $0.001 per share and 1,022,958 shares of the issuer’s Series C-2016 preferred stock, par value $0.001 per share and 5,883,050 shares of the Series D-2017 preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES.

FORM 10-Q for the Quarter Ended February 28, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	February 28,	May 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,413,148	$1,770,729
Accounts receivable, net	25,361	8,627
Investments, available for sale, in affiliate	85,774	72,166
Investments, available for sale	1,245,344	656,909
Inventory	118,492	7,690
Other current assets	439,261	271,401
Total current assets	4,327,380	2,787,522

Non-current assets
Investment-affiliate	250,000	250,000
Property and equipment, net	203,156	53,032
Website development, net	103,554	81,687
Total non-current assets	556,710	384,719

Total assets	$4,884,090	$3,172,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$193,665	$303,463
Deferred revenue	561,053	270,296
Investor deposit	–	210,100
Customer deposit	3,008	–
Unearned revenue paid in stock	401,862	231,945
Accrued liabilities	166,891	67,782
Accrued dividend & interest	105,793	167,688
Secured debt	995,140	410,000
Embedded incentive interest	5,374	23,520
Total current liabilities	2,432,786	1,684,794

Non-current Liabilities
Long-term deferred revenue	124,698	96,144
Total Non-current Liabilities	124,698	96,144

Total liabilities	2,557,484	1,780,938

Commitments and Contingencies
Shareholders’ equity
Preferred stock, series 2012, $0.001 par value 20,000,000 authorized, 465,000 and 615,000 were issued and outstanding at February 28, 2018 and May 31, 2017, respectively	465	615
Preferred stock, series A-2014, $0.001 par value 20,000,000 authorized, 706,000 and 1,770,000 were issued and outstanding at February 28, 2018 and May 31, 2017, respectively	706	1,770
Preferred stock, series C-2016, $0.001 par value 20,000,000 authorized, 1,022,958 and 5,000,043 were issued and outstanding at February 28, 2018 and May 31, 2017, respectively	1,023	5,000
Preferred stock, series-D-2017, $0.001 par value 20,000,000 authorized, 5,883,050 and 0 were issued and outstanding at February 28, 2018 and May 31, 2017, respectively	5,883	–
Common stock $0.001 par value 80,000,000 authorized 27,745,560 and 11,446,805 were issued and outstanding February 28, 2018 and May 31, 2017, respectively	27,746	11,448
Additional paid-in capital	35,737,886	23,928,741
Foreign currency gain	11,079	–
Unrealized (loss) on investments available for sale	(443,558)	(206,892)
Accumulated deficit	(33,014,624)	(22,349,379)
Total Shareholders' equity	2,326,606	1,391,303

Total liabilities and shareholders’ equity	$4,884,090	$3,172,241

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three and Nine Months Ended February 28, 2018 and 2017

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017

Operating revenues
Investor relations-advertisement	$196,627	$301,367	$701,660	$670,529
Subscription	214,506	196,520	530,102	677,843
Sales of products	183,185	–	240,753	–
Other	201,986	–	206,741	3,419
Total revenue	796,304	497,887	1,679,256	1,351,791

Cost of revenue
Products	79,092	–	91,462	–
Services	367,301	565,236	1,025,519	1,014,632
	446,393	565,236	1,116,981	1,014,632

Gross profit (loss)	349,911	(67,349)	562,275	337,159
				.
Operating Expenses
General and administrative Expense	1,844,826	1,122,287	4,962,210	3,175,765
Advertising expense	301,073	133,783	830,292	495,350
Total operating expenses	2,145,899	1,256,070	5,792,502	3,671,115

Net loss from operations	(1,795,988)	(1,323,419)	(5,230,227)	(3,333,956)

Other income/(expense)
Other income	1,279	8,146	10,153	9,095
Interest expense	(17,186)	(10,892)	(31,719)	(78,526)
Net realized gain on marketable equity securities	–	35,151	–	1,669,835
Total other income(expense)	(15,907)	32,405	(21,566)	1,600,404

Net loss	$(1,811,895)	$(1,291,014)	$(5,251,793)	$(1,733,552)

Preferred stock deemed dividend	(2,120,523)	(1,165,670)	(5,168,865)	(1,165,670)
Preferred stock dividends	(89,047)	(63,953)	(244,586)	(141,916)
Net loss attributable to common shareholders	(4,021,465)	(2,520,637)	(10,665,244)	(3,041,138)

Earnings per share attributable to common shareholders:
Basic and diluted (loss) per share	$(0.15)	$(0.33)	$(0.52)	$(0.40)
Weighted average number of shares outstanding - basic & diluted	26,100,627	7,751,805	20,387,616	7,691,475
Other comprehensive income (loss)
Net unrealized gain (loss) on available for sale securities	(144,399)	38,895	(236,666)	(2,138,538)

Comprehensive loss attributable to common shareholders	$(4,165,864)	$(2,481,742)	$(10,901,910)	$(5,179,676)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended February 28, 2018 and 2017

(Unaudited)

Expressed in U.S. Dollars

	2018	2017
Cash flows from operating activities
Net loss	$(5,251,793)	$(1,733,552)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(611,657)	(317,500)
Net realized (gain)/loss on marketable equity securities	–	(1,669,835)
Foreign currency exchange loss(gain)	–	(1,018)
Stock Compensation	724,220	426,950
Depreciation and amortization	34,024	10,515
Changes in operating assets and liabilities
Accounts receivable	(16,734)	(45,486)
Inventory	(110,802)	–
Other current assets	(224,995)	(48,329)
Accounts payable	(109,798)	22,171
Accrued interest and dividends	(18,000)	(116,933)
Deferred revenue	319,311	49,168
Customer deposit	3,008	–
Other accrued liabilities	99,109	106,884
Net cash (used in) operating activities	(5,164,107)	(3,316,965)

Cash flows from investing activities
Purchase of equipment	(206,016)	(23,970)
Proceeds from the sale of marketable equity securities	–	2,017,726
Purchase of marketable equity securities-affiliate	–	(294,148)
Net cash provided by/(used in) investing activities	(206,016)	1,699,608

Cash flows from financing activities
Cash raised by sale of class “C” preferred stock	–	5,000,043
Cash raised by sale of class “D” preferred stock	5,933,050	–
Cash paid for dividend	(306,627)	–
Cash raised through issuance of debt	995,140	410,000
Repayment of debt	(410,000)	(660,000)
Investor deposit	(210,100)	350,150
Net cash provided by financing activities	6,001,463	5,100,193

Effects of currency translation on cash and cash equivalents	11,079	–

Net increase/(decrease) in cash and cash equivalents	642,419	3,482,836
Cash and cash equivalents - beginning of period	1,770,729	197,231
Cash and cash equivalents - end of period	$2,413,148	$3,680,067

Supplemental cash flow disclosures
Cash paid for interest	$47,217	$75,639
Cash paid for income taxes	$9,878	$–
Cash paid for China representative office tax	$21,323	$–

Supplemental disclosure of non-cash activity

During the three and nine months ended February 28, 2018, the Company received various stocks valued (FMV) at $0 and $1,006,575 respectively, for providing one to twelve months of investor relations (“IR”) services.

During the three and nine months ended February 28, 2017, the Company received various stock valued (FMV) at $25,000 and $305,000 respectively, for providing three to twelve months of investor relations (“IR”) services. $50,000 of such stock received in July 2016 from ACUG was returned in November 2016 due to cancellation of contract.

See accompanying notes to the financial statements

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Organization and Nature of Operations:

Business Description

Chineseinvestors.com, Inc. (the “Company”) was incorporated on June 15, 1999 in the State of California. The Company is a provider of Chinese language web-based real-time financial information. The Company’s operations had been located in California until September 2002 at which time the operations were relocated to Shanghai, in the People’s Republic of China (PRC). The Company relocated part of the operations to California starting fiscal year 2015.

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

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotechnology Co. Ltd”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise. In April, CIIX appointed XiangYang Yun as chief executive officer (CEO) of this wholly owned foreign enterprise. XiBiDi Biotechnology Co. Ltd.’s primary focus is online and retail sales of hemp-based health products in China and other complimentary products. Yun’s initial focus was the launch of the XiBiDi Magic Hemp Series (“CBD Magic Hemp Series”), a cosmetics line which included three initial products.

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

In November 2017, CBD Biotechnology Co. Ltd. also announced the expansion of its consumer division to enter the lucrative liquor (baijiu) market in China. On November 7, 2017, CBD Biotechnology was issued Wholesale Alcohol License from the ShangHai Wine Monopoly Bureau effective October 24, 2017 for a three year term, which allows CBD Biotechnology to act as a distributor of the baijiu. CBD Biotechnology entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its baijiu, Yantai 1985, and kicked off its sales and marketing plan by partnering with Jinri Toutiao (translation: Today’s Headlines), a popular Chinese mobile application. The Company announced plans to spin off CBD Biotechnology Co. Ltd. at the end of February 2018, which was later postponed to the Company’s fiscal year end, May 31, 2018 by the Company’s Board of Directors.

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

In November 2017, ChineseHempOil.com, Inc. launched its OptHemp product line on Amazon.com kicking off a multi-channel campaign geared to both the US and Chinese-American markets during the 9th annual Singles Day Celebration. This launch commenced the e-commerce marketplace initiative that the Company set into motion in early June through a strategic partnership with a top 100 platinum level partner seller on Amazon Marketplace that agreed to include the OptHemp product line in its limited catalog for resale through the Amazon Channel. This partnership brings to the OptHemp product line, the full weight and power of a national sales and marketing agency that specializes in providing business solutions including headquarter sales services, analytics, insights and intelligence, retail services, marketing, digital technology and business process outsourcing. The Company announced plans to spin off ChineseHempOil.com, Inc. at the end of February 2018; however, the Company’s Board of Directors has recently approved postponing the spin-off until the Company’s fiscal year end, May 31, 2018.

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

1. Liquidity and Capital Resources:

Cash Flows – During the nine months ended February 28, 2018, the Company primarily generated cash and cash equivalents, from issuances of its common and preferred stock to fund its operations. The Company received $5,933,050 of proceeds from the sale of Series “D-2017” preferred stock by February 28, 2018 with $100,000 of that received in the year ended May 31, 2017 and the remaining received during the nine months ended February 28, 2018.

Cash flows provided by (used in) operations for the nine months ended February 28, 2018 and 2017 were $(5,164,107) and $(3,316,965), respectively. The increased cash used in operations were due to increased general and admin expenses used in operation.

Capital Resources – As of February 28, 2018, the Company had cash and cash equivalents of $2,413,148 as compared to cash and cash equivalents of $1,770,729 as of May 31, 2017.

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

Principles of Consolidation – The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Chineseinvestors.com Inc. and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include 100% of ChineseHempOil.com Inc, XiBiDi Biotechnology Co, Ltd., Hemp Logic and CIIX Online.

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

CBD Biotechnology Co Ltd's functional currency is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Owners’ contribution is translated at historical rate. Income and expenditures are translated at the average exchange rate of the period. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

CBD Biotechnology Co Ltd. was not established until March 2017, therefore there is no translation for statement of comprehensive (loss) and income for three-month period end February 28, 2017 and nine-month period end February 28, 2017. The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

February 28, 2018
Balance sheet	RMB 6.32 to US $1.00
Statement of comprehensive (loss) and income-three-month period	RMB 6.40 to US $1.00
Statement of comprehensive (loss) and income-nine-month period	RMB 6.58 to US $1.00
May 31, 2017
Balance sheet	RMB 6.80 to US $1.00

Revenue recognition – Revenue was derived from five different sources:

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

4. Investor relations income is earned by the Company in return for delivering current, publicly available information related to our client companies. These revenues are prepaid by the client company and as such are initially recorded as an asset with an offsetting unearned revenue liability. The value of the revenue earned is recognized based upon the fair market value of the client’s stock closing price at the contract date multiplied by the numbers of shares earned. Then this revenue is recognized over the term of the services period while the services are being provided. By recognizing the revenue incrementally, the Company are following the guidelines of SAB Topic 13, in that the Company are only recognizing revenue once the value of the revenue received is fixed and determinable. In addition, the Company is applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period. The revenue is recognized over the term of the services period, added to the value of cash received if any, then recognized as revenue in the period the services were delivered.

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

6. Referral fee from cryptocurrency. The revenue is recognized at the time that a client referred by the Company completes a transaction with the merchant. At the end of each month, the Company bills its referral merchants for amounts due under the agreement. The Company does not receive upfront payments from its referral merchants, nor are there any guaranteed minimums that must be achieved before earning a referral fee. All fees earned through these arrangements are tracked by the Company’s internal systems.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At February 28, 2018 and May 31, 2017 there were deposit balances in a United States bank of $2,134,914 and $1,716,138 respectively. In addition, the Company maintains cash balance in The Bank of China, which is a government owned bank. The full balance of the deposits in China is secured by the Chinese government.

Accounts Receivable and Concentration of Credit Risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to subscription revenue is recorded at the time the credit card transaction is completed and is completed when the merchant bank deposits the cash to the Company bank account. Revenues related to advertising and Forex are regularly collected within 30 days of the time of services being rendered. However, since these are ongoing contracts, there has been no instance of failure to pay.

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of February 28, 2018 and May 31, 2017, the Company determined that an allowance was not needed.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments, available for sale, in affiliate – The Company invested in an affiliate, Medicine Man Technologies, Inc. (“MDCL”), in April 2014, implemented the equity method of accounting. The Company received its ownership in return for supporting the company during its formational stage and no cash, as such the stock received had a value of zero and the affiliate generated a loss through May 31, 2014. The Company has no further commitment to fund losses; therefore, management has deemed it proper to discontinue applying the equity method for the investment as defined by Accounting Standards Codification (“ASC”) 323-10-35-20 for the year ended May 31, 2014. In 2015 the affiliate company issued additional stock, diluting the Company’s position and restructured the management of the entity causing the Company to determine that it no longer had “significant influence” over its operations. The Company then started accounting for the stock owned as an available for sale security. As there was a public market for MDCL stock at February 28, 2018 and May 31, 2017, the Company recognized the stock as a Level 1 financial instrument. The Company has liquidated most of its holdings in MDCL stock generating approximately $0 and $1,996,939 cash during the nine months period ended February 28, 2018 and 2017, respectively. At February 28, 2018, the Company still held 41,238 shares of MDCL stock representing $85,774 of value based upon the closing market price of $2.08. At May 31, 2017, the Company held 41,238 shares of MDCL stock representing $72,166 of value based upon the closing market price of $1.75.

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

There is no any write off as of February 28, 2018 and May 31, 2017.

Other Current Assets – Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at year end. Security deposits of office rent in United States, purchase deposits to vendors for the Hemp oil purchase, prepaid expenses in both United States and Shanghai, details as below:

	February 28,	May 31,
	2017	2017
Purchase deposit	$–	$66,125
Prepaid expense	351,603	151,283
Security deposit-rent	49,851	43,909
Other current assets	37,807	10,084
	$439,261	$271,401

Investment-affiliate – The Company made investment of $250,000 to Breakwater MB LLC in March 2017, a cannabis-focused investment and consulting company, formed by the Company’s board member and CFO, Paul Dickman, as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The Company’s equity position in Breakwater MB, LLC will be approximately 12.5%. The Company adopts cost method for this investment.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation and amortization expense was $34,024 and $10,515 for the nine months ended February 28, 2018 and 2017, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended February 28, 2018 and 2017.

Accrued dividend & interest – The accrued dividend balance represents dividend payable related to the Series A-2014 preferred stock Series C-2016 preferred stock and Series D-2017 preferred stock. Accrued dividend was $88,790 and $150,831 for the period ended February 28, 2018 and May 31, 2017 respectively. The accrued interest balance represents interest payable for short term debt outstanding. Accrued interest was $17,003 and $16,857 for the period ended February 28, 2018 and May 31, 2017 respectively.

Accrued Liabilities – Accrued liabilities are comprised of the following:

	February 28, 2018	May 31, 2017
China Employees' Salaries and Commissions Accrual	$6,799	$6,799
Other Accruals	160,092	60,983
	$166,891	$67,782

Unearned revenue, revenue paid in stock – For the nine months ended February 28, 2018 and during fiscal year ended May 31, 2017, the Company received shares of stock and warrants, as payment for investor relations work that the Company will be providing through July 2018. As the Company earns the fee for this work, this balance will be reduced to reflect the portion still to be earned.

Deferred revenue – The Company receives payment for subscription revenues in advance before the subscription service is granted. The company recognizes the revenue as being earned as the services are delivered. The amount paid for which services have not yet been delivered related to subscription revenues is recorded as a liability in the current or long-term portion of the liabilities section of the balance sheet.

Short-term debt, secured by stock

In September 2016, the Company obtained short-term debt of $410,000 from various individuals. Based on the original lending agreements, the loans were to have been secured by shares of the stocks in the following companies.

Company name	Shares Secured for Loan
Sino-Global Shipping America LTD (SINO)	80,000.00
Recon Technology LTD (RCON)	60,000.00
Nengfa Weiye Energy (NFEC)	185,000.00
SGOCO Group LTD (SGOC)	28,333.33

When entering the loan agreements, the Company believed that the SINO contract would be executed, and SINO shares would be delivered upon signing the contract. However, such IR service agreement was not executed due to a disagreement among SINO’s management, as a result, the Company has not obtained the SINO shares as of February 28, 2018. On January 9, 2018, the Company filed a lawsuit on the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD. For NFEC, the Company obtained 100,000 shares at the time of entering the contract, and the remaining shares were fully received by the end of year 2016. For RCON, the Company obtained 50,000 shares upon entering the contract, however, the agreement called for collateral of 60,000 RCON shares. The collateral is now short by 10,000 shares of RCON common stock. The lenders received an incentive equal to 20% of the deemed increase, if any, in value of these secured shares (“Incentive Feature”) at the maturity of the short-term notes.

It was determined that these notes were not properly collateralized as the ownership of the collateral did not transfer from the Company to the collateral agent. All notes that were not properly collateralized have been repaid or renegotiated into new notes.

With regard to the notes that came due in September 2017, the Company paid back principal and interest to borrowers totaling $343,051; The remainder of principal and interest represented by the notes was rolled over upon the lenders’ request into new notes with an outstanding principal balance totaling $116,669.

For the period ended February 28, 2018, the Company obtained short-term debt of $995,140 from various individuals. Of the $995,140, as noted above, $116,669 was rolled over from previous debt renegotiated with new notes. These loans were to be secured by shares of the stocks in the following companies:

Company name	Shares Secured for Loan
Nemaura Medical, Inc (NMRD)	100,000.00
Recon Technology LTD (RCON)	49,999.00
Solbright Group Inc. (SBRT)	195,122.00
Nengfa Weiye Energy (NFEC)	218,779.00
SGOCO Group LTD (SGOC)	29,412.00

It has been determined that with the exception of the notes secured by the Company’s NMRD shares, the notes cannot properly be secured. With regard to the notes secured by the NMRD shares, the transfer of the Company’s shares in NMRD to the Collateral Agent is in process. With regard to the notes that cannot be properly secured, the Company has prepared a letter agreement to the lenders offering the lenders the option to rescind the note or allow the notes to remain in place as unsecured notes. The letter agreement requests a response from the lenders no later than April 30, 2018.

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

Fair Value of Financial Instruments – The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The following table summarizes the assets we are carrying and the fair value category in which they are currently classified:

	February 28, 2018			May 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	2,413,148	–	–	1,770,729	–	–
Investments	1,331,118	250,000	–	729,075	250,000	–
Total Financial Instruments	3,744,266	250,000	–	2,499,804	250,000	–

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) passed that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and repeal of the federal Alternative Minimum Tax (“AMT”).

In connection with the analysis of the impact of the TCJA, the Company determine it does not have any impact on the financial statements.

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, referral commissions and other miscellaneous service revenues generated which is recognized over the period the term of the service term for the period ended February 28, 2018 and 2017.

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

Preferred Stock Beneficial Convertible Feature – Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, we have recorded the intrinsic value of this beneficial conversion feature(“BCF”).

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

3. Stockholders’ Equity:

As of February 28, 2018 and May 31, 2017, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

During the year ended May 31, 2016, the Company bought back 62,500 shares of company stock from former COO Brett Roper, those shares has been returned as of February 28, 2018.

During the nine months period ended February 28, 2018, the shareholders of preferred stock series 2012 converted 150,000 shares of preferred stock for 187,500 of common stock shares at a conversion rate of 1 share of preferred stock series 2012 for 1.25 shares of common stock.

During the nine months period ended February 28, 2018 the shareholders of preferred stock series A-2014 converted 1,064,000 shares of preferred stock for 2,660,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock.

During the nine months period ended February 28, 2018, the shareholders of preferred stock series C-2016 converted 3,977,085 shares of preferred stock for 11,931,255 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock.

During the nine months period ended February 28, 2018, the company received $5,933,050 proceeds from the sales of preferred stock series D-2017. The shareholders of preferred stock series D-2017 converted 50,000 shares of preferred stock for 100,000 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 2.00 shares of common stock.

During the nine months period ended February 28, 2018, the Company granted 1,420,000 shares of restricted common stock for compensation. The stock was valued from $0.49 to $0.87 per share based on the market price at the grant date. The compensation and consulting expense was recorded as general and administrative expenses for the period ended February 28, 2018.

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

Series A-2014 Convertible Preferred Stock

In the years ended May 31, 2016 and 2015 the Company issued 720,000 and 1,885,000 shares of preferred stock as Series A-2014 convertible preferred stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

Series C-2016 Convertible Preferred Stock

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the Series C-2016 Preferred Stock as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible after six months from the date of issuance. We then amortize the BCF over six months period, we recorded $3,685,520 as deemed dividend that reduce accumulated deficit as of May 31, 2017, and we recorded the remaining $1,244,622 as deemed dividend that increases accumulated deficit for the period ending August 31, 2017.

Series D-2017 Convertible Preferred Stock

For the nine month period ended February 28, 2018, the Company issued 5,933,050 shares of its Series D-2017 Preferred Stock at a price of $1.00 per share for total proceeds of $5,933,050. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock at any time from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the preferred shares as $3,924,243. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $3,924,243 as deemed dividend that increases accumulated deficit as of February 28, 2018.

4. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	February 28, 2018	May 31, 2017
Furniture & Fixtures	$302,907	$126,486
Leasehold Improvements	32,061	32,061
	334,968	158,547
Less: Accumulated Depreciation	(131,812)	(105,515)
	$203,156	$53,032

Depreciation on equipment is provided on a straight-line basis over their expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	3 years
Leasehold improvements	Term of the lease

Depreciation expense for the nine months ending February 28, 2018 and 2017 was $26,296 and $3,097, respectively.

5. Intangible Assets:

Intangible assets are comprised of the following:

	February 28, 2018	May 31, 2017
Website development	$217,138	$187,544
Less: Accumulated Amortization	(113,584)	(105,857)
	$103,554	$81,687

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 28, 2018 and 2017 was $7,728 and $7,418 respectively.

6. Commitments and Concentrations:

Office Lease – Shanghai – The Company entered into a lease for new office space in Shanghai, China. The lease period started October 1, 2013 and the initial term ended on September 30, 2016. In August 2016, the Company renewed this lease at $5,400 per month to September 30, 2019, resulting in the following future commitments:

2018 fiscal year	$16,200
2019 fiscal year	$64,800
2020 fiscal year	$21,600

Office Lease – San Gabriel, California – The Company entered a lease for executive office space in San Gabriel, California. The lease period started April 30, 2015 and was terminated on August 1, 2016. On June 2016, the Company renewed the contract for another 3 years to July 31, 2019, the current monthly rent is $5,432, resulting in the following future commitments:

2018 fiscal year	$16,766
2019 fiscal year	$67,064
2020 fiscal year	$11,177

The Company entered another lease for retail store in San Gabriel, California. The lease period started February 1, 2017 to July 31, 2019, the current monthly rent is $3,426, resulting in the following future commitments:

2018 fiscal year	$10,277
2019 fiscal year	$41,106
2020 fiscal year	$6,851

Office Lease – New York, New York – The Company entered a lease for executive office space in New York, New York. The lease period started February 1, 2018 and will be terminated on January 31, 2019, the current monthly rent is $4,300, resulting in the following future commitments:

2018 fiscal year	$12,900
2019 fiscal year	$34,400

Concentrations – During the periods ending February 28, 2018 and 2017, the majority of the Company’s revenue was derived from its operations in PRC from individual subscribers, primarily in the United States and Canada.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, the Company is not involved in any legal proceedings.

7. Subsequent event:

The Company is currently in the process of offering up to 10,000,000 shares at $1 per share total $10,000,000 of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock. As of the filling date, the Company received $5,933,050 proceeds from sales of series D-2017 convertible preferred stock, 5,913,050 of those preferred shares has been recorded with stock transfer agent as of February 28, 2018, the rest are in the process of recording with transfer agent.

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

XiBiDi Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotechnology Co., Ltd”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise. The Chinese character “XiBiDi” is homophonic to “CBD” in English. In April, CIIX appointed XiangYang Yun as chief executive officer (CEO) of this wholly owned foreign enterprise. XiBiDi Biotechnology Co. Ltd.’s primary focus is online, retail and direct sales of hemp-based health products in China. Yun’s initial focus in the Company’s first quarter has been the launch of the XiBiDi Magic Hemp Series (“CBD Magic Hemp Series”) cosmetics line which included the registration and approval process with the Chinese FDA for the line’s three initial products. As of the date of this filing the Company completed the registration and approval process with the Chinese FDA for the initial three products in the line and made a key hire to influence the market and assist with marketing and branding in China. The CBD Magic Hemp Series line is different from other skin care lines currently available in China because the products are infused with hemp extract, A catalogue provided by the CFDA entitled “Catalogue of Cosmetics Raw Materials in Use (2015)” includes Cannabis Sativa Leaf Extract.

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

In November 2017, CBD Biotechnology Co. Ltd. announced the expansion of its consumer division to enter the lucrative liquor (baijiu) market in China. On November 7, 2017, CBD Biotechnology was issued Wholesale Alcohol License from the ShangHai Wine Monopoly Bureau effective October 24, 2107 for a three-year term, which allows CBD Biotechnology to act as a distributor of the baijiu. CBD Biotechnology entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its baijiu, Yantai 1985, and kicked off its sales and marketing plan by partnering with Jinri Toutiao (translation: Today’s Headlines), a popular Chinese mobile application. The Company announced plans to spin off CBD Biotechnology at the end of February 2018; however, the Company’s Board of Directors has recently approved postponing the spin-off until the Company’s fiscal year end, May 31, 2018.

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

In November 2017, ChineseHempOil.com, Inc. launched its OptHemp product line on Amazon.com kicking off a multi-channel campaign geared to both the US and Chinese-American markets during the 9th annual Singles Day Celebration. This launch commenced the e-commerce marketplace initiative that the Company set into motion in early June through a strategic partnership with a top 100 platinum level partner seller on Amazon Marketplace that agreed to include the OptHemp product line in its limited catalog for resale through the Amazon Channel. This partnership brings to the OptHemp product line, the full weight and power of a national sales and marketing agency that specializes in providing business solutions including headquarter sales services, analytics, insights and intelligence, retail services, marketing, digital technology and business process outsourcing. The Company announced plans to spin off ChineseHempOil.com, Inc. at the end of February 2018; however, the Company’s Board of Directors has recently approved postponing the spin-off until the Company’s fiscal year end, May 31, 2018.

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

For three and nine months ended February 28, 2018 compared to three and nine months ended February 28, 2017

Quarterly Revenues and Expenses

Subscription Revenue: For the three months ended February 28, 2018 and 2017, revenues were $214,506 and $196,520 respectively. For the nine months ended February 28, 2018 and 2017, subscription revenues were $530,102 and $677,843 respectively, the decrease in revenue was due to lesser renewal from existing subscriber and lesser new subscriber.

Investor Relations-advertisement Revenue: For the three months ended February 28, 2018 and 2017, revenues were $196,627 and $301,367 respectively. The decrease of $104,740 is due to the Company provided more services to clients for three months period ended February 28, 2017 which generated more revenue. For the nine months ended February 28, 2018 and 2017, revenues were $701,660 and $670,529 respectively, the increase of $31,131 is due to the Company hired more professionals in US to service public company clients and increased the service qualities.

Other Revenue: For the three months ended February 28, 2018 and 2017, revenues were $201,986 and $0 respectively. For the nine months ended February 28, 2018 and 2017, other revenues were $206,741 and $3,419 respectively, for an increase of $203,322 comes from referral commission.

Sales of Products: For the three months ended February 28, 2018 and 2017, revenues were $183,185 and $0 respectively. For the nine months ended February 28, 2018 and 2017, revenues were $240,753 and $0 respectively. The increase was due to the Company started to sell Hemp-related and Baijiu products.

Cost of Revenue: Cost of services for the three months ended February 28, 2018 and 2017 were $367,301 and $565,236 respectively, for a decrease of $197,935 over the same period in 2017. For the nine months ended February 28, 2018 and 2017 were $1,025,519 and $1,014,632 respectively, for an increase of $10,887 over the same period in 2017 the increases were due to its operations in the People’s Republic of China was increased. Cost of products for the three months ended February 28, 2018 and 2017 were $79,092 and $0 respectively. For the nine months ended February 28, 2018 and 2017 were $91,462 and $0 respectively. Both increases were due to the Company started to sell Hemp-related and Baijiu products.

Gross profit margin: The Company’s gross profit margin on service revenue increased to 40% ($245,818 on $613,119 of revenue) in the three months ending February 28, 2018 from (14%) ($67,349 on $497,887 of revenue) in the three months ending February 28, 2017. The Company’s gross profit margin on service revenue increased to 29% ($412,984 on $1,438,503 of revenue) in the nine months ending February 28, 2018 from 25% ($337,159 on $1,351,791 of revenue) in the nine months ending February 28, 2017. Both increase due to the commission income generated from referrals of the cryptocurrency purchase. The Company’s gross profit margin on product sales is 57% ($104,093 on $183,185 of revenue) for the three months ending February 28, 2018. The Company’s gross profit margin on product sales is 62% ($149,291 on $240,753 of revenue) for the nine months ending February 28, 2018.

General & Administrative Expenses: For the three months ended February 28, 2018 and 2017, expenses were $1,844,826 and $1,122,287, respectively for an increase of $722,539 which was related to additional staff and contractors. For the nine months ended February 28, 2018 and 2017, expenses were $4,962,210 and $3,175,765, respectively for an increase of $1,786,445 which was related to additional staff and professional service expenses for the company’s operation.

Advertising Expenses: For the three months ended February 28, 2018 and 2017, expenses were $301,073 and $133,783 respectively. The increase is due to the Company increased adverting news coverage in many different cities and different languages. For the nine months ended February 28, 2018 and 2017, expenses were $830,292 and $495,350 respectively. These expenses are generally related to outside advertising costs and various other related expenses.

Net realized gain (loss) on marketable securities: For the three months ended February 28, 2018 and 2017, expenses were $0 and $35,151 respectively. For the nine months ended February 28, 2018 and 2017, expenses were $0 and $1,669,835 respectively. There is no liquidation of the Companies holdings in Medicine Man Technologies, Inc. stock.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising based revenues, increasing its offerings of other consulting services, and sale of Hemp related products. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock. The Company is currently engaged in a private placement of its Series D-2017 convertible preferred stock, the Company has received $5,933,050 from various investors. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. In addition, the Company liquidated most of its holdings in Medicine Man Technologies (MDCL) stock generating approximately $3,300,000 cash. As of February 28, 2018, the Company still held 41,238 shares of MDCL stock representing $85,774 of value based upon the closing market price of $2.08.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 16, 2018	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: April 16, 2018	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

