Form 10-K
period 2018-05-31
Chineseinvestors.com, Inc.
filed 2018-08-29
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on November 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $12,224,113. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of August 27, 2018, there were outstanding 32,730,560 shares of our common stock, par value $0.001 per share and 445,000 shares of the Company’s Series 2012 preferred stock, par value $0.001 per share, 406,000 shares of the Company’s Series A-2014 preferred stock, par value $0.001 per share and 562,958 shares of the Company’s Series C-2016 preferred stock, par value $0.001 and 6,153,050 shares of the Company’s Series D-2017 preferred stock, par value $0.001.

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MAY 31, 2018

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

1.a.) General Development of Business

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

We established a Representative Office business presence in leased office space in Shanghai, China in late 2000 from which we fulfill most of our support types of service and also have a leased office presence in San Gabriel, California, New York City, NY and Flushing, NY.

In 2010, the Company filed a Form 10 registration statement for us to become a public reporting company under the Exchange Act of 1934 in order to facilitate the Company’s ability to raise capital on the public market. In particular, we have retained the firm of B F Borgers CPA PC to be our independent auditor.

We selected Glendale Securities who has offices in Sherman Oaks, California as the market maker for our common stock, the price of which is quoted on the OTC:QB marketplace.

As of May 2018, the Company employed twenty-four (24) people in its Shanghai Office in a variety of administrative and operational capacities. All are employed full time. The Company also has approximately thirty-one (31) full-time employees and approximately eight (8) independent contractors in the US.

XiBiDi Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a wholly owned foreign enterprise (“WOFE”). CBD Biotech’s primary engages at online and retail sales of hemp-based health products and other complimentary products in PRC. The initial focus of CBD Biotech was the launch of XiBiDi Magic Hemp Series (“CBD Magic”), a cosmetics line which included three products.

In November 2017, CBD Biotech teamed up with Chinese beauty influencer, The Godfather of Beauty, for the launch of its “CBD Magic Hemp Series” skincare line on PRC’s largest e-commerce retailer Alibaba. The Company’s flagship store, the "CBD Enterprise Store," is on Alibaba’s Taobao Platform. The Godfather of Beauty is an Internet celebrity with years of experience in live, online marketing on the Taobao Platform.

CBD Biotech obtained Wholesale Alcohol License in November 2017 from ShangHai Wine Monopoly Bureau effective October 24, 2017 for a three-year term, which allows CBD Biotech to act as a liquor distributor. CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its liquor product - Yantai 1985. The Company announced its plans to spin off CBD Biotech in February 2018, which was later postponed to after May 31, 2018, the actual date has not been determined.

ChineseHempOil.com, Inc.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company. ChineseHempoil.com, Inc. responsible for the development and operation of the online and retail sales of hemp-based health products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. In addition, ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, manufactured using a CO2 Extraction process. which was then launched on Amazon.com in November 2017 via the Company’s partnership with a top 100 platinum-level-partner-sellers on Amazon Marketplace. The Company announced its plans to spin off ChineseHempOil.com, Inc. in February 2018, which was later postponed until after May 31, 2018; the actual date has not been determined.

CBD Biotechnology Co. Ltd.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of hemp infused skin care products infused with hemp extract, via online and other distribution channels. The consumer product line may expand to other types of products as the Company sees fit in the future.

Newcoins168.com Inc.

In April 2018, the Company established a wholly owned foreign enterprise, NewCoins168.com Digital Media Technology Ltd (Shanghai), registered in China Free Trade Zone with registered capital of 10 million RMB.

Bitcoin Trading Academy LLC

In or about March 2018, the Company established Bitcoin Trading Academy, LLC, a California limited liability company, formerly known as Stock Surge Momentum. LLC, a California limited liability company, with Warren (Wei) Wang, the Company’s CEO, as its sole managing member. Mr. Wang has transferred all of his interest in Bitcoin Trading Academy, LLC to the Company for $1 consideration. Bitcoin Trading Academy LLC began offering in person and on-line courses on cryptocurrency investment and trading in July 2018.

1.b.) Shareholder, Company, and Material Events Recap

In year ended May 31, 2013, the Company issued 2,003,776 shares of preferred stock as Series 2012 convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2018, 170,000 shares of Series 2012 Convertible Preferred Stock were converted into common stocks and 445,000 shares remain unconverted as of May 31, 2018.

In the years ended May 31, 2016 and 2015, respectively, the Company issued 720,000 and 1,885,000 shares of preferred stock as Series A-2014 Convertible Preferred Stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two (2) years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2018, 1,164,000 shares of Series A-2014 Convertible Preferred Stock were converted into common stocks and 606,000 shares remain unconverted as of May 31, 2018.

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2018, 4,377,085 shares of Series C-2016 Convertible Preferred Stock were converted into common stocks and 622,958 shares remain unconverted as of May 31, 2018.

In the year ended May 31, 2018, the Company issued 6,793,050 shares of its Series D-2017 Preferred stock at a price of $1.00 per share for total proceeds of $6,793,050. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2018, 150,000 shares of Series D-2017 Convertible Preferred Stock were converted into common stocks and 6,643,050 shares remain unconverted as of May 31, 2018.

Hemp-based products. In March 2017, the Company established and registered CBD Biotech in the Pudong Free-Trade Area in Shanghai with registered capital requirements of $1.45 million USD over the next 10 years. CBD Biotech was established as a wholly owned foreign enterprise and will focus on online and retail sales of hemp-infused skin care products in China.

In addition, ChineseHempOil.com, Inc., a wholly owned subsidiary of ChineseInvestors.com, Inc., was incorporated in the state of Delaware on April 6, 2017. On or about April 11, 2017, ChineseHempOil.com, Inc. was registered with the California Secretary of State as a foreign corporation to do business in California. Chinesehempoil.com, Inc. currently sells its own premium white label hemp health product line, OptHemp, which includes hemp oil, soft gels, and gummies, among other health products offered for sale online at www.ChineseHempOil.com, and at its retail location, Chinese Wellness Center in San Gabriel, CA.

In March 2017, the Company made a $250,000 investment in Breakwater MB, LLC, a cannabis-focused investment and consulting company, formed by Paul Dickman, the CFO and board member of ChineseInvestors.com, Inc., as a mean to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital will primarily be used to cover the costs of becoming a publicly traded company, a strategy the Company expects will provide significant investment appreciation and opportunity for liquidity. All opportunities will be evaluated by the investment committee comprised of ChineseInvestors.com, Inc.’s CEO Warren Wang, Medicine Man Technologies CEO Andy Williams, and Paul Dickman. Mr. Dickman is the managing member of Breakwater MB, LLC and Warren Wang serves as an advisor receiving no compensation for his services.

Breakwater MB, LLC completed its planned raise of $1,000,000 for 50% of Breakwater’s equity by December 2017. The Company’s equity position in Breakwater MB, LLC currently stands at 12.5% as of May 31, 2018. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman held 30% of the equity of Breakwater MB as of May 31, 2018 after $5,000 cash investment in Breakwater MB equity in addition to the services that Mr. Dickman renders.

Subsequently in August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% the Company’s investment in Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity (the “Redemption Agreement”) The Redemption Agreement provides for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater, the redemption, or otherwise relating to CIIX’s relationship with Breakwater. As of August 24, 2018, no payment has been received.

In September 2017, the Company entered a letter of intent for investment to invest $60,000 (44.45% of ownership) to jointly operate Beijing New Sino-North America Financial Information Co., Ltd and its subsidiaries (“Sino-U.S. Finance”) with three Chinese individuals to operate a mobile application under the name of “Sino-U.S. Finance” which will provide a platform of information and analysis for Chinese-speaking investors in the PRC and US. The Company accounts for the investment under the equity method.

In 2017, in an effort to expand its media products, as the first quarter of fiscal year 2018 came to a close, the Company announced that it would be working with Wall Street Multimedia (“WSM”), an independent news agency located at the NYSE to produce a daily cryptocurrency video newscast in Chinese, intended to provide information and analysis regarding the digital crypto- world, including specific cryptocurrencies, such as Bitcoin and Ethereum, industry trends, price movement, blockchain technology, sector-related stocks and ETFs, etc. The Company has begun airing its cryptocurrency video newscasts.

Recognizing that many Chinese-speaking investors are seeking information and education regarding blockchain technology and cryptocurrency, in November 2017, the Company also launched www.newcoins168.com, a free portal providing news and investment education in the Chinese language for the global Chinese community covering cryptocurrency basics, trading guidelines, market commentary and analysis regarding cryptocurrency, blockchain technology and mining, sector-related stock trends and ETFs and strategies and opportunities to capitalize on the cryptocurrency market.

In April 2018, the Company established and registered Newcoins168.com Technology Media LTD Ltd. in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise focusing on blockchain media and technology in China. As of May 31, 2018, the service has no subscribers and the Company has not generated any revenue associated with the service.

In April 2018, the Company also launched BITCOIN MILIONAIRE VIP LIVESTREAM, a new paid cryptocurrency subscription service following the Company’s core business model and providing one of the world’s first Chinese cryptocurrency live broadcast streaming 6.5 hours/day, featuring analysts providing live trading demonstrations. As of May 31, 2018, the service has no subscribers and the Company has not generated any revenue associated with the service.

In July 2018, the Company officially launched the BITCOIN TRADING ACADEMY offering three course packages, taught both live and online. The Company also hosts a Bitcoin ATM at its San Gabriel, California office with plans to launch its own Bitcoin ATM network in California with plans to expand to serve other Chinese Communities throughout the United States. As the BITCOIN TRADING ACADEMY did not launch until July 2018, as of May 31, 2018, the service had no subscribers and had not generated any revenue.

In addition, the Company is exploring investments in cryptocurrency mining with the purchase of ASIC (Application Specific Integrated Circuit) machines mining SHA-256 or crypt mining algorithms to earn cryptocurrencies such as Bitcoin and Litecoin. The Company will consider adding 500 or more ASIC units and making an additional investment in graphical processing units (“GPUs”) and other equipment suitable for blockchain mining that can achieve minimum hash rates consistent with the equipment specifications.

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

Support Services

Medicine Man Technologies Inc. Support Services

The Company participated in the startup as well as initial operations of Medicine Man Technologies in consideration of receiving 2,800,000 shares of common stock of the business valued at $0.41 per share on a private basis in the period ending May 31, 2016. Since being listed on the OTC marketplace under ticker MCDL, as a fully reporting OTC:QB listed enterprise it traded primarily in the $1.50 to $2.50 price range with limited trading. At May 31, 2018 and 2017, the Company still held 41,238 shares of MDCL stock representing $76,496 and $72,166, respectively of value based upon the closing market price of $1.86 and $1.75, respectively.

The Company provides corporate awareness and general stock support though our relationships with our subscribers. In addition, the Company provides a number of services for its corporate support clients. The Company also provides foreign companies practical advice on US capital markets, the US legal system, the US securities markets among other practical issues. In addition, the Company sends information about its clients to its subscribers, with appropriate disclaimers regarding its relationship with the support client(s). Typical clients are corporations whose shares are listed on the OTC and other public securities exchanges such as NASDAQ and NYSE. As of the date of this filing we have provided some level of investor relations services to over 70 different companies since commencing our investor relations services. Our investor relations services generated total $968,282 revenue in the annual period ended May 31, 2018.

In the fiscal year ended May 31, 2018, we experienced increase in value over what we reported in prior periods due to market recovery of the stock of other companies that we have taken in compensation for our services. All such stock is accepted as restricted and not liquidated at any point during which we actively provide support or advertising services to a client. The majority of our corporate support services clients are not in a financial position to fully compensate us for the value of our services in cash. By agreeing to part of our compensation in clients’ securities, we are effectively investing their potential growth and their potential losses.

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

The Company has worked toward establishing its web presence, but due to the lack of site use information in competitor companies, and based upon our website access metrics, the Company must acknowledge that while it has a substantial public audience potential, it is difficult to ascertain exactly where any specific leadership position lies; therefore, the Company can make no definitive statement as to an overall position of its website and presence within its specific marketplace. Recently (June 2018 Web Trends Report) the Company experienced over 91,000,000 impressions and 52,757 unique visitors represented by just under 292,622 visitor sessions, noting the average site visit lasted just over 35 minutes.

With our screen layout and menu options, we display our research tools in a manner designed for ease of use. The content and technology comprising our integrated information platform is also designed to be adaptable so that as we develop new research tools and adopt new content and features, these new research tools, content and features can be easily integrated with our existing platform.

Our service offerings permit users to subscribe to several of our service packages and as of May 31, 2018 we had over 759 active paying subscribers, approximately 70,333 free subscribers and 96,900 valid email addresses. Our registered users are Internet users who maintain a registered account with either www.chinesefn.com or www.chineseinvestors.com.

Our website presents analysis, commentary, and computer-generated quantitative analysis to provide our subscribers and users with a broad view of the world financial markets. We do not attempt to convince our users to buy or sell any securities or to invest in any specific investments. We believe our subscribers and users view us as an unbiased provider of financial information. A substantial portion of our revenue is derived from the annual and monthly subscription fees charged for our service offerings. We receive subscription fees at the beginning of the subscribers’ subscription periods noting that the related revenue is deferred over the specific subscription period(s).

It should be noted that ChineseInvestors.com is not a Registered Investment Advisor or a Broker/Dealer. All website users acknowledge on signing in to the website that they understand that we provide information and not investment advice. ChineseInvestors.com advises all readers and subscribers to seek advice from a registered professional securities representative before deciding to trade in the securities of any companies featured by ChineseInvestors.com or anyone. All statements and expressions are the opinion of the companies featured and are not meant to be a solicitation or recommendation to buy, sell, or hold securities.

General Advertising Services

The Company provides website-based advertising.

Free Analysis and Research Tools

We also provide a free stocks and research tool to our subscriber customers including the following services:

1.	Price charts of relevant stocks as well as the price and volume changes of the day.

After the ticker of a specific stock is searched on the chinesefn.com website, the price chart of a certain period (today, 5 days, 1 month, etc.) will be displayed with clear information of price movement, volume change as well as the highest and lowest points of 52 weeks. Dividend payment information will also be provided.

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

We believe that we have the requisite blend of experience and technical skills related to financial market awareness and content publication to develop a series of courses devoted to investor education and offered in the Mandarin language. Based on the demands of individuals in China and outside China, as well as on the structure and features of the financial markets, we anticipate we will be able to substantially increase our presence and revenues once we are able to offer services within China (People’s Republic of China).

These courses will range in content providing basic knowledge and practical trading skills. They will be coupled with training in the use of digitalized, randomized, and quantified analyses for stock trading analysis and trading; helping the participants to be more skillful in practical trading as they progress through the course work.

Courses will also provide a number of actual cases and samples focusing on formal trading practice as well as the practical trading practices of experts that can be shared. The course will also provide valuable real-world experience from which to develop the participants’ own style of trading.

In April 2018, the Company launched BITCOIN MILLIONAIRE VIP LIVESTREAM, a new paid cryptocurrency subscription service following the Company’s core business model and providing one of the world’s first Chinese cryptocurrency live broadcast streaming 6.5 hours/day, featuring analysts providing live trading demonstrations. As of May 31, 2018, the Company has not generated any revenue associated with this service.

News

Our news feature allows users to search and view breaking economic and financial news and information from around the world. Through our website content, our subscribers can access timely and customized financial information and reports, categorized and integrated into topics and sub-topics that they select, based on their investment and analysis needs.

Our Websites

Our website content and our research tools are the key components of our information platform. Our websites have two primary functions:

•	To attract visitors and market our subscription-based service offerings; and
•	To store content and serve as an integral part of our information platform.

In order to attract visitors to our websites, we offer a significant portion of our website content free of charge. This free content includes stock quotes, trading volumes and pricing indicators for listed companies in the United States. Our websites also have an important marketing function for our subscription-based service offerings. We provide examples to our visitors on our websites of the enhanced content and features they can access by becoming a subscriber to one of our service offerings.

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

Cryptocurrency Trading Education

In 2017, in an effort to expand its media products, as the first quarter of fiscal year 2018 came to a close, the Company announced that it would be working with Wall Street Multimedia (“WSM”), an independent news agency located in the NYSE to produce a daily cryptocurrency video newscast in Chinese, providing timely information and exclusive analysis regarding all aspects of the emerging digital currency world, including specific cryptocurrencies, such as Bitcoin and Ethereum, industry trends, price movement, blockchain technology, sector-related stocks and ETFs, etc. The Company has begun airing its cryptocurrency video newscasts.

Recognizing that many Chinese-speaking investors are seeking information and education regarding blockchain technology and cryptocurrency, in November 2017, the Company also launched www.newcoins168.com, a free portal providing up-to- date news and investment education in the Chinese language for the global Chinese community covering cryptocurrency basics, trading guidelines, real-time market commentary and analysis regarding cryptocurrency, blockchain technology and mining, sector-related stock trends and ETFs and strategies and opportunities.

Thereafter, in or about March 2018, the Bitcoin Trading Academy, LLC, a California limited liability company was established. Shortly thereafter, in April 2018, the Company established and registered Newcoins168.com Technology Media LTD Ltd. in the Pudong Free-Trade Area in Shanghai, a wholly owned foreign enterprise focusing on blockchain media and technology in China. As of May 31, 2018, the Company had not generated any revenue associated with the service.

In April 2018, the Company also launched BITCOIN MILLIONAIRE VIP LIVESTREAM, a new paid cryptocurrency subscription service following the Company’s core business model and providing one of the world’s first Chinese cryptocurrency live broadcast streaming 6.5 hours/day, featuring analysts providing live trading demonstrations. As of May 31, 2018, the Company has not generated any revenue associated with the service.

In July 2018, the Company officially launched the BITCOIN TRADING ACADEMY offering three course packages, taught both live and online. Since the BITCOIN TRADING ACADEMY was not officially launched until July 2018, as of May 31, 2018, the Company had not generated any revenue associated with the service.

The Company also hosts a Bitcoin ATM at its San Gabriel, California office with plans to launch its own Bitcoin ATM network in California with plans to expand to serve other Chinese Communities throughout the United States.

The Company also provides potential Cryptocurrency buyers and sellers referrals to various desks or platforms and generates income from referral fees earned.

GENERAL RISKS ASSOCIATED WITH OPERATING A CRYPTOCURRENCY BUSINESS

The Company may rely on computer hardware purchased or leased from or software licensed from third parties to facilitate the Company’s cryptocurrency related businesses including its planned domestic cryptocurrency ATM Network.

Any damage to, or failure of these third party systems generally could result in interruptions in the Company’s services. Such interruptions may cause end-users to terminate use of the Company’s services. The Company will be harmed if others believe its services are unreliable.

Hardware, software, data and cloud computing platforms may not continue to be available at reasonable prices, on commercially reasonable terms or at all.

Any loss of the right to use any of these hardware, software or cloud computing platforms could significantly increase the Company’s expenses and otherwise result in delays in the provisioning of its services until equivalent technology is either developed or, if available, is identified and obtained through purchase or license and thereafter integrated into the Company’s services. If the Company were to experience significant strains on its data capacity, customers could experience performance degradation or service outages that may harm its business.

Industry-specific regulation and other requirements and standards are evolving, and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm the Company’s cryptocurrency related business endeavors.

Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding services such as those to be provided by the Company. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit the Company’s customers’ use and adoption of the Company’s products and services. Compliance with these regulations may also require it to devote greater resources to support certain adopters and end-users that the Company may not have or the ability to acquire.

Further, in some cases, industry-specific laws, regulations or interpretive positions may also apply directly to the Company if it is deemed to be a regulated securities business in the United States such as a broker-dealer or investment adviser under state and federal law. The interpretation of many of these statutes, regulations, and rulings is evolving in the courts and among regulators, and an inability to comply may have an adverse impact on the Company’s business and results. Any failure or perceived failure to comply with such requirements could have an adverse impact on the Company’s business.

If the Company is unable to scale its operations and increase productivity, the Company may not be able to successfully implement its business plan.

The Company’s success will depend in part upon the ability of the Company’s senior management to manage its projected growth of the cryptocurrency division. To do so, the Company must continue to increase the productivity of its existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of the Company’s operations and personnel, it will need to continue to improve operational, financial and management controls, its reporting systems and procedures, and compliance with the laws and regulations in which it transacts business. If the Company fails to successfully scale its operations and increase productivity, the Company may be unable to execute its business plan.

The Company’s operating results are likely to fluctuate.

Important factors that may cause the Company’s revenues, operating results and cash flows to fluctuate include: the Company’s ability to retain and increase users of its products and services and satisfy their requirements; the Company’s ability to retain and increase users of the products services and satisfy their requirements; the Company’s ability to realize benefits from strategic partnerships, acquisitions or investments; general economic conditions, which may adversely affect usage rates; variations in the revenue mix of the Company’s services and respective growth rates; general economic conditions, which may adversely affect usage rates; changes in terms of contracts, whether initiated by us or because of competition; changes in payment methods, terms and the timing of such payments, including the use or obsolescence of digital currency media; changes in foreign currency or cryptocurrency exchange rates; the amount and timing of operating costs and capital expenditures related to the operations and expansion of the Company’s business; expenses related to significant, unusual or discrete events; extraordinary expenses such as litigation or other dispute-related settlement payments; income tax effects, including the impact of changes in USA federal and state and international tax laws applicable to the Company’s business and use of blockchain-related media for payment; technical difficulties or interruptions in the Company’s services; and regulatory compliance costs. Many of these factors are outside of the Company’s control.

The Company may in the future be sued by third parties for various claims including alleged infringement of proprietary rights.

The Internet and financial services industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. While the Company has not been the subject of such actions, we may in the future be sued by third parties for alleged infringement of their claimed proprietary rights. The Company’s technologies may be subject to injunction if they are found to infringe the rights of a third-party or it may be required to pay damages, or both. The outcome of any such claims or litigation should they occur, regardless of the merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing the Company’s business plan, result in efforts to enjoin the Company’s activities, lead to attempts on the part of other parties to pursue similar claims and, in the case of intellectual property claims, require the Company to change its technology, change the Company’s business practices, pay monetary damages or enter into short- or long-term royalty or licensing agreements.

Any adverse determination related to intellectual property claims or other litigation could prevent the Company that from offering its services to others could adversely affect the Company

Any failure in the Company’s delivery of high-quality technical support services may adversely affect its relationships with customers and financial results.

Any failure to maintain high-quality technical support, or a market perception that the Company does not maintain high-quality support, could adversely affect the Company’s reputation and its business.

The Services may not be widely adopted and may have limited users.

It is possible that the Company’s cryptocurrency products and services will not be used by a large number of individuals, companies and other entities or that there will be limited public interest in the creation and development of the products and services. Such a lack of use or interest could negatively impact the development of the products and services relative to the Company’s cryptocurrency division.

Alternative networks may be established that compete with or are more widely used than the Company’s.

It is possible that alternative products and service offerings could be established to facilitate services that are materially similar to those offered by the Company’s cryptocurrency division. The Company may be unable to compete with these alternative service providers.

The regulatory regime governing the blockchain technologies, cryptocurrencies, tokens and token offerings is uncertain, and new regulations or policies may materially adversely affect the development of the Company’s cryptocurrency related businesses.

Regulation of blockchain technologies, cryptocurrencies, tokens and token offerings tokens is likely to rapidly evolve, varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future, adopt laws, regulations, guidance, or other actions, which may severely impact the development and growth of the Company’s cryptocurrency related businesses. Failure by the Company or certain users of its services to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines, all of which may affect the operations of the Company’s cryptocurrency related businesses.

As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies in the United States have begun to take interest in, and in some cases regulate, their use and operation.

The regulatory responses to emerging technologies, and to blockchain in particular in the US vary. The U.S. federal government has not exercised its constitutional preemptive power to regulate blockchain to the exclusion of states or even expressed intention to do so, regardless of the interest of federal agencies and so the states remain free to introduce their own rules and regulations. As an example, in 2015 New York became the first state in the U.S. to regulate virtual currency companies through state agency rulemaking. Initially, the Company intends to offer certain products and services in California, including a network of cryptocurrency ATMs, with plans to expand to other states. To date, California has failed at its attempts at creating a license, through a “Digital Currency Business Enrollment Program,” to conduct business related to “digital currency” within the state. Other states, such as Texas, have published guidance on how their existing regulatory regimes apply to virtual currencies. Some states, like New Hampshire, North Carolina, and Washington, have amended their statutes and regulations to include virtual currencies into existing securities regulation regimes. As such, there can be no assurances that the current regulatory framework, will continue in effect in states where the Company may conduct business for as long as the Company exists, or that other states will adopt or implement favorable regulation or legislation that may facilitate the utilization of the Company’s cryptocurrency products/services in the United States. Treatment of virtual currencies continues to evolve under the federal law of the United States as well. The United States Department of the Treasury, the United States Securities Exchange Commission (“SEC”), and the Commodity Futures Trading Commission (“CFTC”), for example, have published guidance on the treatment of virtual currencies, tokens an instruments similar to tokens. Self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”) have also issued such guidance. The United States Internal Revenue Service has released guidance treating virtual currency as property that is not currency for United States federal income tax purposes, although there is no indication yet whether other United States courts or federal or state regulators will follow this classification. Both United States federal and state agencies in the United States have instituted enforcement actions against those violating their interpretation of existing laws. The Company may not be able to implement or provide access to some of its cryptocurrency products and services, for example, its planned cryptocurrency ATM Network, in certain areas in the United States, if at all, due to changes in such laws and regulations. Further, the regulation of non-currency use of blockchain assets is also uncertain. The CFTC has publicly taken the position that certain blockchain assets are commodities, and the SEC has issued a public report stating United States federal securities laws require treating some blockchain assets as securities. To the extent that a domestic government or quasi-governmental agency in the United States exerts regulatory authority over a blockchain network or asset, the Company may be materially and adversely affected.

Blockchain networks also face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China and Russia.

Various foreign jurisdictions may in the near future, adopt laws, regulations or directives that affect the Company. Such laws, regulations or directives may conflict with those of the United States and other countries and may directly and negatively impact the Company’s business. The effect of any future regulatory changes is impossible to predict, but such changes could be substantial and materially adverse to the development and growth of the Company.

If the Company is unable to satisfy data protection, security, privacy, and other government and industry specific requirements, its growth may be impaired.

To the extent not previously discussed, there are several data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises could harm the Company’s reputation, erode user confidence in the effectiveness of its security measures, negatively impact its ability to attract new users, or cause existing users to stop using the Company’s products and services.

The further development and acceptance of blockchain networks which are a part of a new and rapidly changing industry are subject to a variety of factors that are difficult to evaluate.

The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have an adverse material effect on the successful development of the Company’s cryptocurrency division.

The growth of the blockchain industry in general, and its volatility.

The prices of blockchain assets are extremely volatile. Fluctuations in the price of digital assets could materially and adversely affect our business. The prices of blockchain assets such as Bitcoin have historically been subject to dramatic fluctuations and are highly volatile. Several factors may influence the market demand for the Company’s cryptocurrency products and services including, but not limited to: Global blockchain asset supply; Global blockchain asset demand, which can be influenced by the growth of retail merchants' and commercial businesses' acceptance of blockchain assets like cryptocurrencies as payment for goods and services, the security of online blockchain asset exchanges and digital wallets that hold blockchain assets, the perception that the use and holding of blockchain assets is safe and secure, and the regulatory restrictions on their use; Currency exchange rates, including the rates at which digital assets may be exchanged for fiat currencies; Fiat currency withdrawal and deposit policies of blockchain asset exchanges and liquidity on such exchanges; Interruptions in service from or failures of major blockchain asset exchanges; Monetary policies of governments, trade restrictions, currency devaluations and revaluations; Regulatory measures, if any, that affect the use of blockchain assets; Global or regional political, or economic or financial events and situations. A decrease in the price of a single blockchain assets may cause volatility in the entire blockchain asset industry and may affect other blockchain assets. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of other blockchain assets to fluctuate.

ChineseHempOil.com, Inc.

History

In April 2017, ChineseHempOil.com, Inc. was incorporated in Delaware and registered as a foreign corporation with the California Secretary of State. ChineseHempOil.com, Inc. is a wholly owned subsidiary of ChineseInvestors.com, Inc. with its principal offices located in San Gabriel, California, doing business as Chinese Wellness Center (retail).

Overview

ChineseHempoil.com, Inc. announced the release of its first white label, hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, and manufactured using a proprietary CO2 Extraction process. The product line also includes soft gels and gummies. Products are currently sold online at www.ChineseHempOil.com and in Chinese Wellness Center.

In November 2017. ChinesHempoil.com launched its e-commerce marketplace initiative partnering with a top 100 platinum-level-partner-seller on Amazon Marketplace. The Company announced its plans to spin off ChineseHempOil.com, Inc. in February 2018, which was later approved to postpone after May 31, 2018; the actual date has not been determined.

Ownership

ChineseHempOil.com, Inc. is a wholly owned subsidiary of Chineseinvestors.com, Inc.

Product Overview

ChineseHempOil.com Inc’s hemp health products include:

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

Plan

As the US appears to be moving closer to Hemp Legalization, the Company intends to continue to invest into the operations of ChineseHempOil.com, Inc. to increase its marketing and sales efforts domestically. The Company’s near term goal is to spin off ChineseHempOil.com, Inc. and its other hemp related assets before year end, December 31, 2018. Long term, for the fiscal year ending May 31, 2019, the Company hopes to achieve sales revenues of $600,000-$1,000,000 which will be accomplished by expanding its sales department and its marketing campaign.

In June 2018, the U.S. Senate on passed the Agriculture Improvement Act of 2018 (Farm Bill), which includes a measure to legalize hemp as an agricultural commodity. Under the measure, it appears that hemp would be removed from the federal list of controlled substances.

The Hemp Farming Act of 2018 allows states to become the primary regulators of hemp production. It also allows hemp researchers to apply for competitive federal grant from the U.S. Department of Agriculture and makes hemp farmers eligible to apply for crop insurance.

Market Overview

Domestic Markets

Through member-based distribution network, the Company has access to the major markets in California, New York and most other states in United States. ChineseHempOil.com, Inc. currently markets its hemp products via online channels including but not limited to www.ChineseHempOil.com and via retail-channels.

International Market

Currently, ChineseHempOil.com, Inc. does not have plans to market its OptHemp product line internationally; however, this could change as international markets show an interest in such products.

Market Opportunity

ChineseHempOil.com believes that consumers are increasingly concerned about their own health needs. Domestically, the health products market is expanding along with the growth of the economy and acceleration of an aging population. Therefore, ChieseHempOil.com, Inc. hopes to take advantage of this increased demand.

Competition

At present, non-industrial hemp health products are widely available in the United States. Our main goal is to distinguish ourselves through targeted ethnic marketing and enhanced product delivery technology.

Intellectual Property

The Company is preparing applications for federal trademark registration to further protect updated versions of its logos and has applications in process for its subsidiary, ChineseHempOil.com, Inc.’s Opthemp and Gold Plus OptHemp Premium Hemp Oil logos currently in use. Moreover, it is planning research and development of its own formulas and may seek to patent and trademark these products in development.

Government Regulation

Marijuana remains illegal under Federal law.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan. In large the Federal Government has refrained from enforcing the Federal Laws in states that have legalized marijuana. In a 2013 policy statement the Department of Justice stated that it intends to confine itself to eight objectives: Preventing the distribution of marijuana to minors; Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels; Preventing the diversion of marijuana from states where it is legal under state law in some form from going to other states; Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity; Preventing violence and the use of firearms in the cultivation and use of marijuana; Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use; Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and Preventing marijuana possession or use on federal property. Earlier this year, Attorney General Jeff Sessions hinted that the Department of Justice might begin more aggressive enforcement of federal laws against recreational marijuana, even in states that have legalized. Sessions' comments have echoed White House spokesman Sean Spicer, who predicted harsher prosecution of marijuana under the Trump Administration. If the Trump Administration were to crack down on states with legalized marijuana, the Department of Justice would have to lead the charge. Consequently, marijuana stock prices tend to move whenever Sessions mentions the topic. This would mark a significant priority shift from the Obama Administration’s 2013 policy statement discussed above. Nevertheless, there have been indications in 2018 that the Trump Administration is likely to continue to leave marijuana policy to the states.

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

The U.S. Drug Enforcement Administration Rule Effective in January 2017 labeled Marijuana, Hemp and Their Derivatives as Schedule I substances.

On December 14, 2016, the Drug Enforcement Agency (“DEA”) made an update to the Federal Register item (21 CFR Part 1308), creating a new Administration Controlled Substances Code Number for Marihuana Extract (hereinafter, the “Marijuana Extract Rule”). Marijuana Extract is defined therein as “. . . an extract containing one or more cannabinoids that has been derived from any plant of the genus Cannabis, other than the separated resin (whether crude or purified) obtained from the plant.” The Marijuana Extract Rule confirms that as of January 17, 2017, a harsher cannabis law will be put into place reclassifying non-THC cannabis oil as a schedule 1 drug, despite the fact cannabidiol (“CBD”) extracts are non-psychoactive.

Thereafter, on or about March 13 2017, the DEA issued a clarification of the Marijuana Extract Rule and appeared to back off of its position somewhat. The DEA’s highlights of its clarification are that: The “marihuana extract” definition does not include materials or products excluded from the definition of marijuana set forth in the Controlled Substances Act (“CSA”). The CSA states: "The term 'marihuana' means all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds or resin. Such term does not include the mature stalks of such plant, fiber produced from such stalks, oil or cake made from the seeds of such plant, any other compound, manufacture, salt, derivative, mixture, or preparation of such mature stalks (except the resin extracted therefrom), fiber, oil, or cake, or the sterilized seed of such plant which is incapable of germination." 21 U.S.C. § 802(16). Therefore, it appears that if a product consists solely of parts of the cannabis plant excluded from the CSA definition of marijuana, such product is not considered “marihuana” or a “marihuana extract.” In other words, CBD products derived solely from mature stalks or non-industrial hemp containing little-to-no THC don’t appear to be prohibited under the Marihuana Extract Rule. However, this clarification is not an official ruling by the DEA as it does not have the same authority as a formal rule. Instead, this clarification provides guidance as to how the DEA will enforce the Marihuana Extract Rule. In addition, the Marihuana Extract Rule is currently subject to an appeal pending in the Ninth Circuit Court of Appeals by members of the hemp industry, and this clarification may cause that court to rule that the clarification limits the final rule. In conclusion, the Marijuana Extract Rule itself carries more legal authority and this clarification is not an official ruling by the DEA — it is the agency’s interpretation of its own rule, which could change as the DEA so desires.

Recently, The Hemp Industries Association (HIA) issued this statement regarding its settlement with the DEA reached on Friday, May 25, 2018, in the Ninth Circuit Court of Appeals to uphold the legality of consumption, manufacturing and sale of hemp food products. Also, thereafter, in June 2018, the U.S. Senate on passed the Agriculture Improvement Act of 2018 (Farm Bill), which includes a measure to legalize hemp as an agricultural commodity. Under the measure, it appears that hemp would be removed from the federal list of controlled substances. The Hemp Farming Act of 2018 allows states to become the primary regulators of hemp production. It also allows hemp researchers to apply for competitive federal grant from the U.S. Department of Agriculture and makes hemp farmers eligible to apply for crop insurance.

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

Investors risk criminal liability and the cannabis business’s assets are subject to forfeiture.

Because marijuana is illegal under federal criminal law, investing in cannabis businesses could be found to violate the federal Controlled Substances Act. Not only can investors and company directors or management be indicted under federal law, all of the assets they contribute to a cannabis business (and even to an ancillary cannabis business), including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal. Nevertheless, there have been indications in 2018 that the Trump Administration is likely to continue to leave marijuana policy to the states.

Marijuana businesses may still not be able to secure bank accounts.

Though more banks are providing services to marijuana businesses, most banks and financial institutions will not because they worry about criminal liability under the federal Controlled Substances Act and under the Bank Secrecy Act for money laundering. Though FinCEN issued guidelines in 2014 that allow financial institutions to provide bank accounts to marijuana businesses, few banks have taken advantage of those guidelines and many marijuana businesses still operate on an all-cash basis. This makes it tough for cannabis businesses to manage their businesses, pay their employees and taxes, and having so much cash on hand also creates significant public safety issues. Many ancillary businesses that service cannabis businesses have to deal with the unpredictability of their clients or customers not having a bank account.

IRC 280E

Internal Revenue Code section 280E prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing them to contend with higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues, but it can be as high as 90%, affecting the future profitability of a marijuana business or even ancillary business.

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

Employees

ChineseHempOil.com, Inc. currently has five (5) full-time employees.

Property

ChineseHempOil.com, Inc.’s corporate headquarters are located at 227 W. Valley Blvd, Suite 208B, San Gabriel, California, where it rents approximately 949 square feet of retail/office space.

Litigation

There are no claims filed against the Company and the Company does not know of any potential claims against it.

XiBiDi Biotechnology Co., Ltd.

History

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd. (“CBD Biotech”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise (“WOFE”)

Overview

In April 2017, CIIX appointed XiangYang Yun as CEO of this WOFE. CBD Biotech’s primary focus is online, retail and direct sales of hemp-based health products in China, which began with the launch of the CBD Magic Hemp Series cosmetics line. On November 7, 2017, CBD Biotech was issued a wholesale alcohol license from the ShangHai Wine Monopoly Bureau effective October 24, 2017 for a three-year term. Thereafter, CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute baijiu liquor, Yantai 1985, and kicked off its sales and marketing plan by partnering with Jinri Toutiao (translation: Today’s Headlines), a popular Chinese mobile application.

Ownership

CBD Biotech is a wholly owned foreign enterprise of Chineseinvestors.com, Inc.

Product Overview

CBD Biotech’s hemp-infused skin care products include:

CBDBIO TECH Toner, CBDBIO TECH Rejuvenating Cream, CBDBIO TECH Perfecting Shield Primer and CBDBIO TECH Rejuvenating Spray.

Plan

CBD Biotech’s near-term goal will be to spin off this entity along with the Company’s other hemp related assets before December 31, 2018. Long-term, for the year ending May 31, 2019, CBD Biotech’s goal is to achieve $3-5 million USD in total sales revenue. In order to achieve this goal, CBD Biotech plans to increase sales volume via networking with existing customers and its affiliated companies using new programs such as its recently announced community centered, two-tier direct selling initiative that that will use marketing tools such as seminars and expos designed for both business-to-business and business-to-customer sales opportunities. Members of the community will be compensated for product sales and will also receive stock-based performance bonuses. Additionally, CBD Biotech may increase its sales department to develop additional new customers.

CBD Biotech’s ultimate goal is to make the business competitive in the international and domestic markets. To achieve such goal, it needs to cooperate with other businesses having capital, market, technology, or products. Additionally, the Company needs to recruit sufficient workforce and talents and actively develop new technology and new products through research and development.

Market Overview

Domestic & International Markets

CBD Biotech currently markets its hemp-infused skin care products and liquor products via online channels in China.

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

As Chinese consumers have seen their buying power grow over these past few years, they have bought more cosmetics than they used to. We are all now influenced by Asian countries’ beauty rituals. The US skin care market is expected to reach nearly $11 billion by 2018. CBD Biotech understands this mentality and will strive to meet consumer expectations both internationally and domestically in China by including hemp extract in its skin care products. Some dermatologists believe that the anti-oxidants and anti-inflammatory agents in hemp extract can positively impact the skin. Recognizing the untapped market potential, CBD Biotech Ltd. is marketing g what it believes to be the first line of hemp-infused skin care products in China.

Competition

At present, CBD Biotech is not aware of any skin care products in China infused with hemp oil extract. As such it strives to be the leader when it comes to hemp infused cosmetics in China. Although skin care products containing hemp extract are currently being marketed in the US, CBD Biotech hopes to be able to gain market share in the US as well and specifically among Chinese consumers in the US.

Intellectual Property

CBD Biotech’s trademark application in China was approved on June 21, 2018.

Government Regulation

Although cannabis is still illegal in China, Cannabis Sativa Leaf Extract can legally be added to skin care products. A catalogue provided by the China Food and Drug Administration entitled “Catalogue of Cosmetics Raw Materials in Use (2015)” includes Cannabis Sativa Leaf Extract.

Employees

CBD Biotech currently has six (6) full-time employees. In addition, some of the work is performed by parent company staff.

Property

CBD Biotech’s corporate headquarters are located in the Pudong Free-Trade Area in Shanghai.

Litigation

There are no claims filed against the company and the company does not know of any potential claims against it.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as an office presence in San Gabriel, California, New York City, NY and Flushing, NY. It also maintains a correspondence address in Arcadia, California on a month to month basis.

Shanghai Offices	333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021 (lease expires September 2019)

Corporate Offices	227 W. Valley Blvd Ste 207A, San Gabriel, CA 91776

Support Office 1	40 Wall St. Room 2842, New York, NY 10005

Support Office 2	133-25 37th Ave., Suite 103, Flushing, New York 11354

The Company’s wholly owned subsidiary, ChineseHempOil.com Inc., maintains an office and retail facility at 227 W. Valley Blvd, Ste. 207B, San Gabriel, CA 91776.

The Company has no other real property holdings or leases other than those as disclosed above.

Item 3. Legal Proceedings

The Company is not part to any legal proceeding.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Series 2012 Convertible Preferred Stock:

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series 2012 convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2018, 170,000 shares of Series 2012 Convertible Preferred Stock were converted into common stocks and 445,000 shares remain unconverted as of May 31, 2018.

Series A-2014 Convertible Preferred Stock:

In the years ended May 31, 2016 and 2015, respectively, the Company issued 720,000 and 1,885,000 shares of preferred stock as Series A-2014 Convertible Preferred Stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, the unpaid portion of which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary During the year ended May 31, 2018, 1,164,000 shares of Series A-2014 Convertible Preferred Stock were converted into common stocks and 606,000 shares remain unconverted as of May 31, 2018.

The Company has paid all preferred stock dividends associated with this dividend of 6% through May 31, 2018.

Series C-2016 Convertible Preferred Stock:

During the year ended May 31, 2017, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2018, 4,377,085 shares of Series C-2016 Convertible Preferred Stock were converted into common stocks and 622,958 shares remain unconverted as of May 31, 2018.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, We calculated the BCF of the Series C-2016 Preferred Stock as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible after six months from the date of issuance. We then amortize the BCF over six months period, we recorded $3,685,520 as deemed dividend that reduce accumulated deficit as of May 31, 2017, and we recorded the remaining $1,244,622 as deemed dividend that increases accumulated deficit for the year ended May 31, 2018.

The Company has accrued $14,981 preferred stock dividends associated with this dividend of 6% through May 31, 2018.

Series D-2017 Convertible Preferred Stock:

In the year ended May 31, 2018, the Company issued 6,793,050 shares of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2018, 150,000 shares of Series D-2017 Convertible Preferred Stock were converted into common stocks and 6,643,050 shares remain unconverted as of May 31, 2018.

We calculated the BCF of the preferred shares as $3,933,443. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $3,933,443 as deemed dividend that increases accumulated deficit as of May 31, 2018.

The Company has accrued $164,237 preferred stock dividends associated with this dividend of 6% through May 31, 2018.

In the above cases net proceeds of the private placement of the convertible preferred stock were applied to general business purposes of the registrant and not to specific projects. The private placements of the Series-2012, Series A-2014, Series C-2016 and Series D-2017 convertible preferred stock were conducted under the exemption afforded under Rule 506(b).

The registrant has not used an underwriter to conduct the private placements or to sell its securities. The purchasers were accredited investors and a limited number of non-accredited investors known to or familiar with Warren Wang, the registrant’s CEO.

The Company’s common stock is listed for quotation on the OTC:QB marketplace. The Company’s preferred stock and debt obligations are not publicly traded. The high quote for the Company’s common stock was $1.58 per share and the low was $0.36 during the 2018 fiscal year.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ended May 31st)

Description	2018	2017	2016	2015	2014
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues	$2,353,331	$1,667,977	$948,385	$2,441,672	$3,902,403
Less: Cost of revenues	(1,400,058)	(1,211,354)	(964,223)	(1,011,349)	(821,248)
Gross Profit	953,273	456,623	(15,838)	1,430,323	3,081,155
Operating Expenses	(8,168,139)	(5,371,157)	(2,861,718)	(1,913,474)	(1,592,600)
Income (Loss) from operations	$(7,214,866)	$(4,914,534)	$(2,877,556)	$(2,326,869)	$1,149,590
Earnings (Loss) Per Share	$(0.58)	$(0.86)	$(0.26)	$(0.51)	$0.16
Weighted Averages Shares Outstanding	22,427,427	8,433,127	7,724,305	7,477,661	7,199,305
Long Term Obligations	$114,875	$96,144	$37,642	$48,767	$80,777
Cash Dividends Declared per Common Share	$–	$–	$–	$–	$–
Total Assets	$3,676,312	$3,172,241	$3,053,150	$2,263,824	$2,998,013

Total Revenues describes all income from all Company related activities including subscription sales, advertising sales, FOREX support service fees, consulting fees, investor awareness campaigning, education/training sales, hemp sales, liquor sales and others.

Cost of Revenues refers to all operating expense related to the cost of delivery of content services including direct expenses related to the general expense of Shanghai office and Hemp related product cost.

Operating Expenses refers to the expense related to general advertising, US operational overhead, salaries and related expenses of US Citizens, the costs of note and share repurchases, the costs of options granted, US based web hosting services, etc.

Loss from Operations refers to the value remaining when subtracting operating expenses from the Operating Revenues value.

Earnings (Loss) Per Share refers to any income or loss per share value when dividing the Income (Loss), value by the number of common shares outstanding.

Weighted Averages Shares Outstanding refers to the total number of shares outstanding at any given year end period.

Long Term Obligations refer to those specific values associated with defined Long Term Obligations as shown in our Financial Statements.

Cash Dividends Declared per Common Share refers to any dividends that may have paid out on behalf of the common stock shareholder; noting the Company has never paid any such dividend.

Total Assets refers to the total assets as may be reflected in the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2018

Revenues

Overall revenues increased 41% to $2,353,331 for the year ended May 31, 2018 from $1,667,977 in the year ended May 31, 2017. The increase is mainly attributed to: 1) a $377,719 increase in sale of liquor and hemp-related products, new business that the management entered and developed during the fiscal year ended May 31, 2018; 2) a $159,920 increase in investor relations revenue to $968,282 in the fiscal year ended May 31, 2018, up from $808,362 for the fiscal year ended May 31, 2017; and 3) a $206,648 increase in other revenue (referral fees generated), after offset for the $58,933 decrease in subscription revenues to $779,964 in the fiscal year ended May 31, 2018, from $838,897 in the fiscal year ended May 31, 2017. The primary reason for the year over year increase is the new business the Company developed in the fiscal year of 2018, i.e. new hemp-related products, liquor products and cryptocurrency-referrals, and the management decided to be more selective in choosing companies to provide IR services for. In addition with regard to its IR contracts, the Company decreased the amount of equity compensation for IR services, preferring to enter into more cash compensation arrangements. The Company strives to increase its subscription base annually by providing innovative, timely products/services to its subscribers and by implementing a targeted marketing plan.

Expenses

Cost of Revenue: These related costs increased by $15.6% to $1,400,058 in the fiscal year ended May 31, 2018 from $1,211,354 in the fiscal year ended May 31, 2017. The increase was due to the increased hemp related product and liquor cost.

General & Administrative Expense: These expenses increased by approximately $2,263,142, 52%, up from $4,735,029 in the fiscal year ended May 31, 2017 to $6,998,171 in the fiscal year ended May 31, 2018. The primary reason for these increases was management’s expansion of the Company’s business operations including further expansion of ChineseHempOil.com, Inc and CBD Biotech in the Pudong Free-Trade Area in Shanghai. These entities focus on the marketing and distribution of hemp health products and cosmeceuticals in the United States and China, respectively. As part of the business expansion, the Company leased additional office space in San Gabriel, CA, next door to the Company headquarters in February 2017, and hired additional staff management and legal professionals.

Advertising Expenses: Advertising related expenses increased approximately 83.9%, up from $636,128 in the fiscal year ended May 31, 2017 to $1,169,968 in the fiscal year end May 31, 2018, which is generally attributed to the independent media and various other advertising related costs incurred in an effort to increase subscription revenues.

Other Income (Expenses)

Interest expense increased to $103,809 in the fiscal year ended May 31, 2018 up from $92,062 in the fiscal year ended May 31, 2017 as the Company had borrowed $995,140 from various individuals in October 2017 after paying off $433,520 borrowed in October 2016.

The Company recognized a (loss)/gain on investment of ($7,148) and $1,669,835 in the fiscal year ended May 31, 2018 2017, respectively, mainly due to the investment gain realized from its disposal of MDCL stocks the Company hold in the fiscal year ended May 31, 2017.

The Company recognized an equity in loss from equity method investment in Sino-Finance US ($60,000) and $0 for the fiscal year ended May 31, 2018 and 2017 respectively.

The Company recorded an unrealized loss from cryptocurrency holdings of $14,768 and $0 in the fiscal year ended May 31, 2018 and 2017 respectively.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising-based revenues, and by increasing its offerings of other consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock. The Company is currently engaged in a private placement of its Series D-2017 convertible preferred stock, the Company raised $6,793,050 through the issuance of its Series D-2017 convertible preferred stock as of May 31, 2018. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations. In addition, the Company liquidated most of its stock holdings in MDCL generating approximately $3,300,000 cash. As of May 31, 2018, the Company still held 41,238 shares of MDCL stock representing $76,496 of value based upon the closing market price of $1.86.

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

Contractual Obligations

We have month to month contractual obligations related to technical services (web hosting, Bloomberg services, etc.) and commercial leases for office spaces leased in Shanghai, China, office space leased at New York City and San Gabriel, CA.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2018, our internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, and 5) implement appropriate information technology controls. In consideration of our smaller size, the burden of elimination of these material weaknesses would create an undue financial burden on the Company.

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

Changes in Controls and Procedures

In the current year the Company continued to implement a new accounting information system that had started to be implemented in the preceding year to address several of our internal controls issues. There were no other significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of May 31, 2018 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of May 31, 2018. Once again, implementation of such controls would have a devastating effect on the Company, likely causing its demise. As we continue to grow our revenues to a point where such controls and requirements can be affordably implemented, we will continue to remain aware of these weaknesses. Management continues to work to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	51	Dec. 1999	Chief Executive Officer, Chairman of the Board
Paul Dickman	37	Aug. 2012	Director and Secretary and Chief Financial Officer
Keevin Gillespie	51	Nov. 2017	Director
Delray Wannemacher	44	Nov. 2017	Independent Director
King Fai Leung	45	Nov. 2017	Independent Director

As of May 31, 2018, our CEO, Warren Wang held 6.21% of the shares in the Company.

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	The Audit Committee consists of Paul Dickman who serves as its Chairman, and Independent Directors Delray Wannemacher and King Fai Leung as of this date. A brief summary of their business experience is listed below. Mr. Wang serves on the committee in a non-voting capacity.

III.	Mr. Dickman has served as the Chief Financial Officer starting in July 2010. He resigned as our Chief Financial officer in October 2016. He later rejoined the Company and served as Chief Financial Officer beginning September 2017. Mr. Dickman has a broad range of accounting and finance experience. He began his career working as an auditor and financial consultant with several regional accounting firms. In addition to his work as Chief Financial Officer for Chineseinvestors.com, Inc. he has also been the Chief Financial Officer for several other public and private companies.

IV.	Of our directors and officers, Warren Wang and Paul Dickman filed a Form 3 or 4 during the fiscal year ended May 31, 2017 to report a change in their respective beneficial ownership of our shares. During the year Mr. Wang reported a total award of 760,000 shares of common stock for a total of 1,944,293. Mr. Dickman reported the ownership of 300,000 shares. There were no other changes in beneficial ownership by our directors or executive officers.

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

Paul Dickman served as the Company’s Chief Financial Officer beginning in August 2012. He resigned from that position in October 2016 to pursue other opportunities, but rejoined the Company as its CFO in September 2017. He also serves on the Company’s board and is the Secretary of Chineseinvestors.com, Inc. Mr. Dickman has served as the Chief Financial Officer for companies in a variety of industries, both domestically and abroad. He has successfully taken numerous companies through multiple fund-raising transactions, including private placements of debt and equity and initial public offerings. Prior to joining Chineseinvestors.com, Inc., he worked as an auditor with two large regional accounting firms, with an emphasis in auditing small publicly traded companies and he was employed for several years with a private equity investment firm in various capacities. Mr. Dickman received a Bachelor of Science degree in finance and accounting and has been a licensed CPA since 2005. In addition, Mr. Dickman is a Fellow of the National Association of Corporate Directors, a member of the National Association of Corporate Secretaries, and serves on the board of the Rockies Venture Club in Denver, CO.

Keevin Gillespie, Board Member. Mr. Gillespie serves on the Company’s Board of Directors and also serves as Vice President of Sales for the Company where is charged with identifying, recruiting and training new talent and developing and implementing marketing strategies to promote the Company's membership and subscription products. As Vice President of Sales, Mr. Gillespie also traveled to China where he assisted CEO Warren Wang in the expansion of the Company's business.

Prior to joining ChineseInvestors.com, Inc., Mr. Gillespie served as Vice President of Sales, Branch Manager, HR Director/Recruiter, and Senior Account Executive at various investment firms where he managed the placement of several initial public offerings and private placements.

Delray Wannemacher, Independent Board Member: Mr. Wannemaacher currently serves on the Company’s Board of Directors. Mr. Wannemacher is the Founder and CEO of First Look Equities, a capital marketplace whose goal is to find the emerging growth companies and connect them with investors and resources in the United States. First Look Equities streamlines the process for companies seeking funding to directly connect with investors, broker-dealers, family offices and other investment professionals.

Mr. Wannemacher has more than 25 years of experience with building emerging growth companies in the alternative space. He has extensive experience with building investment communities and leveraging technology and services to streamline the capital formation process. He has extensive experience working within a wide variety of sectors including internet, software, finance, crowdfunding, media and communications, EB5, global investments and trade. His efforts have helped raise hundreds of millions of dollars for a variety of companies both public and private.

Mr. Wannemacher holds several board seats including an executive board seat with The World Trade Center of Atlanta. As the VP of Business Development or The World Trade Center of Atlanta, Mr. Wannemacher is responsible for developing corporate partnerships and sponsorships. Mr. Wannemacher also serves as the Vice Chair for World Trade Day which focuses on global trade and investments. In addition to serving on the Board of Directors for ChineseInvestors.com, Inc., Mr. Wannemacher will also be a member of the Audit Committee.

King Fai Leung, Independent Board Member: Mr. Leung currently serves on the Company’s Board of Directors. Mr. Leung is a Certified Public Accountant in both Australia and Hong Kong. Mr. Leung is currently acting as an Executive Director and Company Secretary of Kirin Group Holdings Limited, a company listed on the Stock Exchange of Hong Kong. In his capacity as Executive Director and Company Secretary, Mr. Leung works together with financial advisors and legal counsel to attend to corporate finance matters. Prior to Kirin Group Holdings Limited, Mr. Leung acted has held various executive and directorial roles at a number of companies listed on the Stock Exchange of Hong Kong and NASDAQ, including Biostar Pharmaceuticals, Inc., Hao Wen Holdings Limited and Celebrate International Holdings Limited.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2018 and May 31, 2017.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation (3)	Totals
Warren Wang	2018	$184,500	$80,549	$372,400	$–	$–	$–	$–	$637,449
Chief Executive Officer	2017	$160,494	$25,000	$111,000	$–	$–	$–	$–	$296,494

Brett Roper	2018	$–	$–	$–	$–	$–	$–	$–	$–
VP, Corporate Services	2017	$5,965	$–	$22,000	$–	$–	$–	$80,796	$108,751

Lan Jiang	2018	$165,000	$100,000	$186,200	$–	$–	$–	$–	$451,200
Office Manager, Shanghai	2017	$119,482	$150,418	$74,000	$–	$–	$–	$–	$343,900

Paul Dickman	2018	$75,750	$4,500	$98,000	$–	$–	$–	$–	$178,250
Chief Financial Officer	2017	$–	$–	$37,000	$–	$–	$–	$132,355	$169,355

Board of Directors

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Keevin Gillespie, Board Member	$24,000	$–	$–	$–	$–	$215,514	$239,514

Delray Wannemacher, Director	$17,500	$27,600	$–	$–	$–	$–	$45,100

Leung King Fai, Director	$7,000	$–	$–	$–	$–	$–	$7,000

________________

(1)	Brett Roper took on the role of Chief Operating Officer in March 2012. Mr. Roper resigned as of October 2016.

(2)	Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

(3)	This compensation was primarily in the form of commissions paid for directly generated new business without the involvement of Company sales staff.

Employment Contracts

The Company currently has active employment agreement(s) with employees associated with the Company.

Non-Statutory Stock

The Company does not currently have any type of stock based compensation, award, or incentive plan document but may create such a plan in the future in consultation with and the approval of our Compensation Committee.

Compensation Plan

The Company’s current compensation plan for key individuals is as follows:

The Compensation Committee may (as already noted) create a stock based compensation and incentive plan in the future that would address performance of Board of Director(s) duties as well as reward employee job performance.

If approved, the Compensation Committee will formalize a compensation plan in consultation with and the approval of our Compensation Committee.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership(1)	Percent of Ownership of Common Stock
Common	Warren Wang, CEO, Chairman of the Board, Director	1,834,393	6.21%
Common	Paul Dickman, CFO, Board Member	300,000	1.02%

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership currently stands at 1,834,393 shares of common stock

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 227 W. Valley Blvd, #208 A, San Gabriel, CA 91776.

3.	Mr. Dickman received his shares as part of the Company’s incentive compensation arrangement with him. Current ownership stands at 300,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties.

Director Independence

Delray Wannemacher and King Fai Leung are the independent members of our board of directors.

Medicine Man Technologies

The Company performed organizational, advisory and financing services for Medicine Man Technologies, Inc., a Nevada corporation, in exchange for 2,800,000 shares of common stock of Medicine Man Technologies. As of May 31, 2018, the Company had disposed 2,758,762 shares of MDCL stock, with 41,238 shares on hands.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by our auditors, B. F. Borgers CPA, PC in fiscal year 2018 and fiscal year 2017. Our Board of Directors has considered these fees and professional services rendered compatible with maintaining the independence of that firm.

	For Year Ending May 31,
	2018	2017
Audit Fees (1)	$72,277	$60,080
Tax Fees (2)	2,250	2,160
Totals	$74,527	$62,240

_________________

(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.
(2)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Item 15. Subsequent Events

The Company is continuing to offer (up to 10,000,000 shares) of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock.

As of the date of this report, the Company received $8,195,050 proceeds from sales of series D-2017 convertible preferred stock, $1,405,000 of those proceeds were received after May 31, 2018.

On August 7, the Company began offering on a best efforts basis (“Offering”), a maximum of $3,000,000 in original issue price (“Maximum Offering”) of its 10% one-year term notes (the “Notes”). As of the date of this report, we have issued the notes totaling approximately $1,580,000.

On August 23, 2018, the Company reached a redemption agreement and mutual release with Mr. Dickman to liquidate 40% of the Company’s investment at Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity The Redemption Agreement provides for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater, the redemption, or otherwise relating to CIIX’s relationship with Breakwater. As of August 24, 2018, no payment has been received.

On August 24, 2018, the Board adopted a resolution awarding Melissa Armstrong an additional 50,000 shares of common stock, for a total award of 100,000 shares. All services to be performed in conjunction with this discretionary bonus have been fully performed and the shares were fully earned as of the date of the award.

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

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Chineseinvestors.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chineseinvestors.com, Inc. and its subsidiaries ("the Company") as of May 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2010.

Lakewood, Colorado

August 29, 2018

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$1,390,258	$1,770,729
Accounts receivable, net	9,815	8,627
Investments, available for sale	1,230,754	729,075
Inventories	130,679	7,690
Due from related party	87,379	–
Other current assets	331,628	271,401
Total current assets	3,180,513	2,787,522

Non-current assets
Long-term investments	250,000	250,000
Property and equipment, net	65,250	53,032
Website development, net	104,278	81,687
Other assets	76,271	–
Total noncurrent assets	495,799	384,719

Total assets	$3,676,312	$3,172,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$359,597	$303,463
Short-term notes	1,058,084	433,520
Deferred revenue, current	787,557	502,241
Investor deposits	–	210,100
Other current liabilities	430,538	235,470
Total current liabilities	2,635,776	1,684,794

Non-current liabilities
Deferred revenue, noncurrent	114,875	96,144
Total noncurrent liabilities	114,875	96,144

Total liabilities	2,750,651	1,780,938

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, series 2012, $0.001 par value 20,000,000 authorized, 445,000 and 615,000 issued and outstanding at May 31, 2018 and 2017, respectively	445	615
Preferred stock, series A-2014, $0.001 par value 20,000,000 authorized, 606,000 and 1,770,000 issued and outstanding at May 31, 2018 and 2017, respectively	606	1,770
Preferred stock, series C-2016, $0.001 par value 20,000,000 authorized, 622,958 and 5,000,043 issued and outstanding at May 31, 2018 and 2017, respectively	623	5,000
Preferred stock, series D-2017, $0.001 par value 20,000,000 authorized, 6,643,050 and 0 issued and outstanding at May 31, 2018 and 2017, respectively	6,643	–
Common stock $0.001 par value 80,000,000 authorized and 29,520,560 and 11,446,805 issued and outstanding May 31, 2018 and 2017, respectively	29,522	11,448
Additional paid-in capital	36,651,070	23,928,741
Accumulated deficit	(35,268,062)	(22,349,379)
Accumulated other comprehensive loss	(495,186)	(206,892)
Total stockholders' equity	925,661	1,391,303

Total liabilities and stockholders’ equity	$3,676,312	$3,172,241

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock "A"		Preferred Stock "B"		Preferred Stock "C"		Preferred Stock "D"		Additional Paid in	Stockholder‘s	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance-May 31, 2016	7,661,805	$7,663	905,000	$905	2,605,000	$2,605	–	$–	–	$–	$14,735,888	$(15,098,304)	$2,113,532	$1,762,289
Stock Compensation expenses	1,335,000	1,335	–	–	–	–	–	–	–	–	513,615	–	–	514,950
Preferred stock issued for cash	–	–	–	–	–	–	5,000,043	5,000	–	–	4,995,043	–	–	5,000,043
Deemed dividend associated with preferred stock issuance, series C	–	–	–	–	–	–	–	–	–	–	3,685,520	(3,685,520)	–	–
Unamortized Beneficial conversion feature	–	–	–	–	–	–	–	–	–	–	1,244,622	–	–	1,244,622
Preferred stock discount	–	–	–	–	–	–	–	–	–	–	(1,244,622)	–	–	(1,244,622)
Preferred stocks conversion, series-2012	362,500	362	(290,000)	(290)			–	–	–	–	(72)	–	–	–
Preferred stocks conversion, series A-2014	2,087,500	2,088	–	–	(835,000)	(835)	–	–	–	–	(1,253)	–	–	–
Preferred Stock dividends, series A-2014	–	–	–	–	–	–	–	–	–	–	–	(117,271)	–	(117,271)
Preferred Stock dividends, series C-2016	–	–	–	–	–	–	–	–	–	–	–	(111,523)	–	(111,523)
Unrealized foreign currency gain	–	–	–	–	–	–	–	–	–	–	–	–	638	638
Unrealized investment loss	–	–	–	–	–	–	–	–	–	–	–	–	(2,321,062)	(2,321,062)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(3,336,761)	–	(3,336,761)
Balance-May 31, 2017	11,446,805	$11,448	615,000	$615	1,770,000	$1,770	5,000,043	$5,000	–	$–	$23,928,741	$(22,349,379)	$(206,892)	$1,391,303

Stock Compensation	1,520,000	1,520	–	–	–	–	–	–	–	–	768,700	–	–	770,220
Preferred Stock issued for cash, series D-2017	–	–	–	–	–	–	–	–	6,793,050	6,793	6,786,257	–	–	6,793,050
Deemed dividend associated with preferred stock issuance, series C-2016	–	–	–	–	–	–	–	–	–	–	1,244,622	(1,244,622)	–	–
Deemed dividend associated with preferred stock issuance, series D-2017	–	–	–	–	–	–	–	–	–	–	3,933,443	(3,933,443)	–	–
Preferred stocks conversion, series 2012	212,500	213	(170,000)	(170)	–	–	–	–	–	–	(43)	–	–	–
Preferred stocks conversion, series A-2014	2,910,000	2,910			(1,164,000)	(1,164)	–	–	–	–	(1,746)	–	–	–
Preferred stocks conversion, series C-2016	13,131,255	13,131	–	–	–	–	(4,377,085)	(4,337)	–	–	(8,754)	–	–	–
Preferred stocks conversion, series D-2017	300,000	300	–	–	–	–	–	–	(150,000)	(150)	(150)	–	–	–
Preferred Stock dividends, series A-2014	–	–	–	–	–	–	–	–	–	–	–	(3,492)	–	(3,492)
Preferred Stock dividends, series C-2016	–	–	–	–	–	–	–	–	–	–	–	(120,926)	–	(120,926)
Preferred Stock dividends, series D-2017	–	–	–	–	–	–	–	–	–	–	–	(210,596)	–	(210,596)
Unrealized investment loss	–	–	–	–	–	–	–	–	–	–	–	–	(279,895)	(279,895)
Unrealized foreign currency loss	–	–	–	–	–	–	–	–	–	–	–	–	(8,399)	(8,399)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(7,405,604)	–	(7,405,604)
Balance - May 31, 2018	29,520,560	$29,522	445,000	$445	606,000	$606	622,958	$623	6,643,050	$6,643	$36,651,070	$(35,268,062)	$(495,186)	$925,661

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended May 31, 2018 and 2017

	Years Ended May 31,
	2018	2017
Operating revenues
Investor-relation service	$968,282	$808,362
Subscription	779,964	838,897
Sales of products	378,984	1,265
Others	226,101	19,453
Total revenues	2,353,331	1,667,977

Cost of revenues
Products	162,192	333
Services	1,237,866	1,211,021
Total cost of revenues	1,400,058	1,211,354

Gross profit	953,273	456,623

Operating Expenses
General and administrative expenses	6,998,171	4,735,029
Advertising Expenses	1,169,968	636,128
Total Operating Expenses	8,168,139	5,371,157

Income (loss) from operations	(7,214,866)	(4,914,534)

Other income/(expense)
Other income (expense)	(5,013)	–
Interest expense	(103,809)	(92,062)
Net realized (loss) gain on investment	(7,148)	1,669,835
Equity in loss from equity method investments	(60,000)	–
Unrealized (loss) gain on cryptocurrencies	(14,768)	–
Total other income/ (expenses)	(190,738)	1,577,773

Loss before income taxes	(7,405,604)	(3,336,761)
Income tax expense	–	–
Net loss	$(7,405,604)	$(3,336,761)

Deemed dividend for beneficial conversion of convertible preferred stock	(5,178,065)	(3,685,520)
Preferred stock dividends	(335,014)	(228,794)

Net loss attributable to common shareholders	$(12,918,683)	$(7,251,075)

Other comprehensive income (loss)
Net unrealized loss for available for sale securities	(279,895)	(2,321,062)
Foreign currency translation loss	(8,399)	–

Comprehensive loss attributable to common shareholders	$(13,206,977)	$(9,572,137)

Loss per share attributable to common shareholders:
Basic and diluted loss per share	$(0.58)	$(0.86)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic and diluted	22,427,427	8,433,127

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net loss	$(7,405,604)	$(3,336,761)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash revenue received as available for sale securities	(768,282)	(338,333)
Investment (gain) loss on marketable equity securities	7,148	(1,669,835)
Unrealized loss on cryptocurrencies	14,768	–
Equity in loss from equity method investments	60,000	–
Stock based compensation	770,220	514,950
Depreciation and amortization	29,622	16,410
Impairment Loss	–	84,375
Changes in operating assets and liabilities
Accounts receivable	(1,188)	(6,728)
Inventories	(275,793)	(7,690)
Other current assets	(261,025)	(215,621)
Accounts payable	56,134	196,621
Deferred revenue	290,754	7,382
Other accrued liabilities	206,104	(44,488)
Investor deposit	(210,100)	210,100
Net cash used in operating activities	(7,349,204)	(4,589,618)

Cash flows from investing activities
Long-term investment affiliate	–	(250,000)
Long-term equity investments	(30,000)	–
Purchase of property and equipment	(64,431)	(61,215)
Proceeds from the sale of marketable equity securities	–	2,017,726
Purchase of marketable equity securities	–	(294,148)
Net cash (used in) provided by investing activities	(94,431)	1,412,363

Cash flows from financing activities
Proceeds of issuance of preferred stock, series C-2016	–	5,000,043
Proceeds of issuance of preferred stock, series D-2017	6,793,050	–
Payments made for preferred stock dividends	(306,627)	–
Proceeds of issuance of debts	995,140	410,000
Repayments of debts	(410,000)	(660,000)
Net cash provided by financing activities	7,071,563	4,750,043

Effects of exchange rates on cash and cash equivalents	(8,399)	710

Net increase/(decrease) in cash and cash equivalents	(380,471)	1,573,498
Cash and cash equivalents - beginning of year	1,770,729	197,231
Cash and cash equivalents - end of year	$1,390,258	$1,770,729

Supplemental cash flow disclosures
Cash paid for income tax	$800	$800
Cash paid for interest	$47,217	$75,639

Supplemental disclosure of non-cash activity:

During the fiscal year ended May 31, 2018, the Company received stock valued at $909,375 for investor relations (“IR”) services will be performed range from three to twelve months.

During the fiscal year ended May 31, 2017, the company received various stock valued (FMV) at $480,000 for investor relations (“IR”) services performed. $50,000 of such stock received in July 2016 from ACUG was returned in November 2016 due to cancellation of contract.

A $30,000 prepayment to Sino-U.S. Finance recorded under other current assets as of May 31, 2017 was reclassified to long term investment in year ended May 31, 2018.

See accompanying notes to the financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

1.	Organization and Nature of Operations:

Chineseinvestors.com, Inc. (the “Company” or “CIIX”) was incorporated on June 15, 1999 in the State of California. The Company is a provider of Chinese language web-based real-time financial information. The Company’s operations had been in California until September 2002 at which time the operations were relocated to Shanghai, the People’s Republic of China (“PRC”). The Company relocated part of the operations back to California in the early fiscal year 2015.

In May 2000, the Company entered into an agreement with MAS Financial Corp. (the “MASF”) through which MASF transferred the control of a public shell corporation to the Company and performed certain consulting services for a fee of $30,000.

In June 2000, the Company completed reorganization with MAS Acquisition LII Corp. (“MASA”) with no operations and significant assets. Pursuant to the terms of the agreement, the Company acquired approximately 96% of the issued and outstanding common shares of MASA in exchange for all of its issued and outstanding common stock. MASA issued 8,200,000 shares of its restricted common stock for all of the issued and outstanding common shares of the Company. This reorganization was accounted for as though it were a recapitalization of the Company and sale by the Company of 319,900 shares of common stock in exchange for the net assets of MASA. In conjunction with the reorganization MASA changed its name to Chineseinvestors.com, Inc.

The Company was now incorporated as a C corporation in the State of Indiana as of June 1, 1997.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a wholly owned foreign enterprise (“WOFE”). CBD Biotech’s primary engages at online and retail sales of hemp-based health products and other complimentary products in PRC. The initial focus of CBD Biotech was the launch of XiBiDi Magic Hemp Series (“CBD Magic”), a cosmetics line which included three products.

In November 2017, CBD Biotech teamed up with Chinese beauty influencer, The Godfather of Beauty, for the launch of its “CBD Magic Hemp Series” skincare line on PRC’s largest e-commerce retailer Alibaba. The Company’s flagship store, the "CBD Enterprise Store," is on Alibaba’s Taobao Platform. The Godfather of Beauty is an Internet celebrity with years of experience in live, online marketing on the Taobao Platform.

CBD Biotech obtained Wholesale Alcohol License in November 2017 from ShangHai Wine Monopoly Bureau effective October 24, 2017 for a three-year term, which allows CBD Biotech to act as a liquor distributor. CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its liquor product - Yantai 1985. The Company announced its plans to spin off CBD Biotech in February 2018, which was later approved to postpone after May 31, 2018, the end of the Company’s 2018 fiscal year by the Company’s Board of Directors.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company in San Gabriel, California. ChineseHempOil.com, Inc. is responsible for the development and operation of the online and retail sales of hemp-based health products in the United States. ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, manufactured using a CO 2 Extraction process, which was then launched on Amazon.com in November 2017. This launch commenced the e-commerce marketplace initiative that the Company partnered with a top 100 platinum-level-partner-sellers on Amazon Marketplace. The Company announced its plans to spin off ChineseHempOil.com, Inc. in February 2018; which was later postponed until after May 31, 2018, the end of the Company’s 2018 fiscal year.

The Company also incorporated two subsidiaries - Hemp Logic, Inc. and CIIX Online, Inc., Delaware companies in April 2017. The two wholly owned subsidiaries have not operated since the inceptions.

In or about March 2018, the Company established Bitcoin Trading Academy, LLC, a California limited liability company, formerly known as Stock Surge Momentum. LLC, a California limited liability company, with Warren (Wei) Wang, the Company’s CEO, as its sole managing member. Mr. Wang has transferred all of his interest in Bitcoin Trading Academy, LLC to the Company for $1 consideration. Bitcoin Trading Academy LLC began offering in person and on-line courses on cryptocurrency investment and trading in July 2018.

The Company established a new WOFE– Newcoins168 Media Technology Co., Ltd (“Newcoins168”) at Pudong Free-Trade Area in Shanghai, PRC in April 2018, who engages in cryptocurrency transactions. The register capital of Newcoin168 is RMB 10 million. Newcoins168 has no operation for the year ended May 31, 2018.

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

Liquidity and Capital Resources:

Cash Flows – During the year ended May 31, 2018, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its preferred stock to fund its operations. The Company received $6,793,050 of proceeds from the sale of Series “D-2017” preferred stock with $100,000 of that received in the year ended May 31, 2017 and the remaining received during the year ended May 31, 2018.

Cash flows used in operations for the years ended May 31, 2018 and 2017 were $7,349,204 and $4,589,618, respectively. The increase of cash used in operations was primarily caused by the increased net loss due to the hemp-related business lines and liquor sales launched during the year.

Capital Resources – As of May 31, 2018, the Company had cash and cash equivalents of $1,390,258 as compared to cash and cash equivalents of $1,770,729 as of May 31, 2017.

Since inception in 1997, the Company has primarily relied upon proceeds from private placements of its equity securities and issuance of debts pledged with the marketable securities the Company holds to fund its operations. The Company anticipates continuing to rely on the two means in order to continue to fund business operations. Issuances of additional shares will result in dilution to its existing stockholders. There is no assurance that the Company will be able to complete any additional sales of its equity securities or that it will be able arrange for other financing to fund our planned business activities.

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

Principles of Consolidation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the operations of Chineseinvestors.com Inc. and its subsidiaries. The Company’s wholly owned subsidiaries include ChineseHempOil.com Inc, CBD Biotech, Hemp Logic, CIIX Online and Newcoins168. Intercompany accounts and transactions have been eliminated upon consolidation.

Certain reclassifications have been made to the consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions. On an ongoing basis, management evaluates its estimates based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Foreign Currency

The Company’s financial statements are presented in U.S. dollars ($), which is the reporting and functional currency for the Company.

To come to the conclusion, the Company considered the direction of ASC section 830-10-55.

Selling Price and Market – As a representative office of the Company is located in the PRC, the Company is not allowed to sell directly to the PRC-based customers. Over 90% of its customers are in the United States and 100% of all sales are paid in U.S. dollars. This indicates the functional currency is U.S. dollars.

Financing – The Company’s financing has been generated exclusively in U.S. dollars from the United States. This indicates the functional currency is U.S. dollars.

Expenses – The majority of expense are paid in U.S. dollars. The expenses generated in the PRC are paid by a monthly or weekly cash transfer from the U.S. when the expenses are due, resulting in very little foreign currency exposure. This indicates the functional currency is U.S. dollars.

Numerous Intercompany Transactions – The Company has multiple transactions each month between the U.S. and Chinese representative office. This indicates the functional currency is U.S. dollars.

The functional currency of the two subsidiaries operated in PRC: CBD Biotech and Newcoins168, is the Chinese Renminbi (“RMB”). Assets and liabilities are translated at the exchange rates as of the balance sheet date. Owners’ contribution is translated at historical rate. Income and expenditures are translated at the average exchange rate of the period. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The exchange rates used were as follows:

May 31, 2018
Spot rate	RMB 6.40 to US $1.00
Average rate for the year end May 31, 2018	RMB 6.36 to US $1.00
May 31, 2017
Balance sheet	RMB 6.80 to US $1.00

Cash and cash equivalents

The Company considers all cash on hands and the highly liquid instruments with an original maturity of three months or less to be cash equivalents. There is no cash equivalents for the years ended May 31, 2018 and 2017.

Accounts Receivable, net

The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of May 31, 2018 and 2017, the Company determined that an allowance was not needed.

Concentration of Credit Risk

The Company maintains cash at banks in the United States and PRC. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the PRC, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”), whereas the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”) in the United States. As of May 31, 2018, and 2017 the Company has $780,726 and $1,379,933 cash balances uninsured, respectively.

Major customers and vendors

For the year ended May 31, 2018, one customer accounted for 22% of total sales for the Company with no accounts receivable outstanding as of May 31, 2018, respectively. One customer accounted for 10% of the total sales of the Company for the year ended May 31, 2017 without accounts receivable outstanding as of May 31, 2017.

There was no vendor concentration for the Company for the years ended May 31, 2018 and 2017.

The Company has operations in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Investments Available for Sale

Investments available for sale is comprised of publicly traded stocks received in return for providing investor relations services to the Company’s customers. The service terms range from one month to a year. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term.

The Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the quoted price of an otherwise identical unrestricted security of the same issuer, adjusted for the effect of the restriction, in accordance with the provisions of topic 820-10-15-5, which states that an equity security has a readily determinable fair value if it meets the condition of having a “sales prices or bid-and-asked quotations which are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotation systems or by the OTC Markets Group Ins. Restricted stock meets that definition if the restriction terminates within one year.” These shares were classified as available for sale securities in accordance with ASC 320-10-25-1 as the Companies intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, equity securities that have readily determinable fair values that are classified as available-for-sale shall be measured subsequently at fair value in the statement of financial position. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

As these shares will be earned over the term of the contracts, the Company will defer the recognition of the earnings of the revenue over the period the services are performed. The value recorded will be determined by multiplying the average of the closing price on the last day of the month for the period being reported based on closing market price per share.

The Company purchased the shares of Medicine Man Technologies, Inc. (“MDCL”) in April 2014 using equity method of accounting initially and started to account the ownership as investment available for sale as of May 31, 2015 as the Company no longer had “significant influence” over MDCL as a result of shares issuance. The Company liquidated 1,306,378 shares of MDCL for $1,996,939 cash during the years ended May 31, 2017. At May 31, 2018 and 2017, the Company still held 41,238 shares of MDCL stock representing $76,496 and $72,166, respectively of value based upon the closing market price of $1.86 and $1.75, respectively.

Inventories

Inventories include Hemp-related finished products and liquor, stated at the lower of cost or net realizable value using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. There was no reserve needed for inventory obsolescence and slow-moving as of May 31, 2018 and 2017.

Other Current Assets

Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the spot rate at year end. Security deposits of office rent in United States, purchase deposits to vendors for the hemp and liquor product purchases, prepaid expenses in both United States and Shanghai, details as below:

	May 31, 2018	May 31, 2017
Prepaid expenses	$79,822	$89,457
Purchase deposit	145,376	66,125
Cryptocurrency on hands	31,479	–
Other receivables and others	74,951	115,819
Total	$331,628	$271,401

The Company purchased various types of cryptocurrency during the year ended of May 31, 2018, including Ethereum, Bitcoin, Litecoin, and etc, and included them under other current assets as of May 31, 2018. The cryptocurrency was recorded at fair market value and recognizes the change of the fair market value as unrealized gain or loss in the statement of operations. As of May 31, 2018 and 2017 the fair value of our cryptocurrencies was $31,479 and $0, respectively. During the year ended May 31, 2018 and 2017 the Company recorded ($14,768) and $0 as unrealized gain (loss) on cryptocurrency, respectively.

A $30,000 prepayment to Sino-U.S. Finance recorded under other current assets as of May 31, 2017 was reclassified to long term investment in year ended May 31, 2018.

Property and Equipment, net

Property and equipment are stated at cost. Depreciation and amortization of property and equipment is calculated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease. Depreciation on equipment is provided on a straight-line basis over their expected useful lives at the following annual rates.

Computer equipment	3 years
Furniture & fixtures	5 years
Leasehold improvements	Term of the lease

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in operations.

Property and equipment are recorded at cost, net of accumulated depreciation is comprised of the following:

	May 31, 2018	May 31, 2017
Furniture & Fixtures	$154,748	$126,486
Leasehold Improvements	35,176	32,061
	189,924	158,547
Less: Accumulated Depreciation	(124,674)	(105,515)
	$65,250	$53,032

Depreciation expense for the years ending May 31, 2018 and 2017 was $19,159 and $6,452, respectively.

Website Development

The website the Company hosts – Chineseinvestors.com comprises multiple features and offerings that are currently developed with ongoing refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services purchased, and internal costs for payroll and related expenses of its technology employees directly involved in the development. The Company capitalized the internal development costs in accordance with ASC 350-50, “Accounting for Website Development Costs”, whereas all external costs are capitalized in accordance with ASC 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. Costs incurred for significant upgrades and enhancements to our websites are also capitalized. The estimated useful life for the website development is three years and amortized using straight-line method over the period. All other costs are reviewed to determine whether they should be capitalized or expensed. Amortization of website development is calculated over a straight-line basis using the economic life estimated.

The balances of website development, net was as follows:

	May 31, 2018	May 31, 2017
Website development	$220,598	$187,544
Less: Accumulated Amortization	(116,320)	(105,857)
	$104,278	$81,687

Amortization expense for the years ended May 31, 2018 and 2017 was $10,463 and $9,958, respectively.

Long-term investments

Long-term investments include: 1) investment at Breakwater MB, LLC accounted for cost method since the Company does not have the significant influence, and 2) investment at Sino-U.S. Finance accounted for equity method since the Company has the ability to exercise significant influence over the investee, under which the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

Since the Company’s investments include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

For the years ended May 31, 2018 and 2017, there was no impairment losses related to the investments.

Impairment of Long-life Assets

In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the years ended May 31, 2018 and 2017.

Deferred revenue

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

The Company also receives shares of stocks and warrants as means of payments for the investor relationship (“IR”) service provided. The fair market value of the stocks and warrants on the contract date are amortized and recognized as IR revenue over the contract terms.

As of May 31, 2018, and 2017, the deferred revenue compromised as following:

	May 31, 2018	May 31, 2017
Deferred subscription	$587,194	$366,440
Unearned IR revenue	315,238	231,945
Total	902,432	598,385
Current	(787,557)	(502,241)
Noncurrent	$114,875	$96,144

Revenue recognition

The Company recognizes revenue pursuant to revenue recognition principles presented in SAB Topic 13. First, persuasive evidence of an arrangement. Second, deliver has occurred or services have been rendered, thirdly the seller’s price to the buyer is fixed or determinable and lastly collectability is reasonably assured.

The Company’s revenue was mainly derived from four sources:

1.	Investor-relations service income is earned by the Company in return for delivering current, publicly available information related to our client companies. These revenues are prepaid by clients and as such are initially recorded as an asset with an offsetting unearned revenue liability. The value of the revenue earned is recognized based upon the fair market value of the client’s stock closing price at the contract date multiplied by the numbers of shares earned. Then this revenue is recognized over the term of the services period while the services are being provided. By recognizing the revenue incrementally, the Company are following the guidelines of FASB ASC 605 and SAB Topic 13, in that the Company are only recognizing revenue once the value of the revenue received is fixed and determinable. In addition, the Company is applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period. The revenue is recognized over the term of the services period, added to the value of cash received if any, then recognized as revenue in the period the services were delivered.

2.	Subscription income is recognized over the term of the subscription membership. Subscription terms are generally between 3 and 12 months but can occasionally be as short as 1 month or as long as 60 months. Long term deferred revenues are recognized from subscriptions over 12 months.

3.	The Company recognizes revenue of product sales of hemp-related products and liquor distribution upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

4.	Other revenues include various fee income earned through banner advertisement, webpage hosting and maintenance, on-line promotion and translation services, advertising and promotion fees in the Company’s website, sponsorship fees from investment seminars, road shows, and forums at the Company’s website, and referral fee from cryptocurrency transactions. The sales prices of these services are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in the contracts. These revenues are recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

The Company is finalizing the implementation of ASC 606 revenue recognition and expecting no significant financial impact on company’s financial statements.

Costs of revenues

Costs of services are the total direct cost of the representative office in Shanghai, PRC. Cost of products sold includes cost of inventory sold during the year, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs.

Fair Value of Financial Instruments

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

Level one instruments are based upon stated balance of financial institution or calculated based upon stock trading in the public market. Level two instruments are calculated based upon the sale of stock through a private placement at arms-length where our shares were an insignificant amount of the total volume of stock sold in the issuer. Level three financial instruments were valued by a professional independent appraiser hired by the Company to determine the valuation. The level three valuation calculation includes discounted cash flow models and market-based models as appropriately utilized by a professional valuation firm. The inputs they used included the entities past financial performance, projected budgets, prior private stock sale history and comparable company valuations.

The carrying amount of cash and cash equivalents, investments available for sale, accounts receivable, due from related party, inventories, other current assets, accounts payable, deferred revenue (current and noncurrent), short-term notes and other current liabilities approximates fair value because of the short term nature of these instruments and the fair values close to its carrying value for the non-current deferred revenue.

The following table summarizes the fair value and carrying value of the Company’s assets and liabilities as of May 31, 2018:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash	$1,390,258	$–	$–	$1,390,258
Short-term investments, available for sale	$1,230,754	$–	$–	$1,230,754
Cryptocurrency	$31,479	$–	$–	$31,479
Liability -
Short-term notes	$–	$998,192	$–	$1,058,084

The following table summarizes the fair value and carrying value of the Company’s assets and liabilities as of May 31, 2017:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash	$1,770,729	$–	$–	$1,770,729
Short-term investments, available for sale	$729,075	$–	$–	$729,075
Liability -
Short-term notes	$–	$408,981	$–	$433,520

Short-term notes - The fair value of such notes payable had been determined based on 6% annual interest rate and the proximity to the issuance date.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

Income Taxes

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

The Company considers the earnings of the non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.

Advertising Costs

Advertising costs are expensed when incurred. For the years ended May 31, 2018 and 2017, the Company incurred $1,169,968 and $636,128, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 “Earnings Per Share”. Fully diluted loss per share are not calculated and presented on the financial statements as the calculation would be antidilutive for the years ended May 31, 2018 and 2017.

Stock Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and ASC 505-50 when stock or options are awarded for previous or current service without further recourse. The Company issued stock options to employees, contractors and external companies that had been providing services to the Company upon their termination of services. Under ASC 718, ASC 505-50 these options were recognized as expense in the period issued because they were given as a form of payment for services already rendered with no recourse.

Preferred Stock Beneficial Convertible Feature

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50, we have recorded the intrinsic value of this beneficial conversion feature (“BCF”).

In accordance with ASC 470-20-30-6 Intrinsic value shall be calculated at the commitment date as the differences between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. In according to ASC 470-20-30-8, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. Since all the preferred stocks are issued on different date, we calculate the intrinsic value for each individual preferred stock issuance based on stock issuance date. If the intrinsic value exceeds actual proceeds we received, actual proceeds will be BCF, otherwise, the intrinsic value is the BCF.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management believes the impact of the adoption of ASU 2014-09 will not have any material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and associated disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for certain provisions of the guidance. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements and associated disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

3.	Long-term investments

In March 2017, the Company made a $250,000 investment in Breakwater MB, LLC, a cannabis-focused investment and consulting company, formed by Paul Dickman, the CFO and board member of ChineseInvestors.com, Inc., as a mean to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital will primarily be used to cover the costs of becoming a publicly traded company, a strategy the Company expects will provide significant investment appreciation and opportunity for liquidity. All opportunities will be evaluated by the investment committee comprised of ChineseInvestors.com, Inc.’s CEO Warren Wang, Medicine Man Technologies CEO Andy Williams, and Paul Dickman. Mr. Dickman is the managing member of Breakwater MB, LLC and Warren Wang serves as an advisor receiving no compensation for his services.

Breakwater MB, LLC completed its planned raise of $1,000,000 by December 2017 and the Company’s equity position in Breakwater MB, LLC currently stands at 12.5% as of May 31, 2018. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman held 30% of the equity of Breakwater MB as of May 31, 2018 after $5,000 cash investment in Breakwater MB equity in addition to the services that Mr. Dickman renders.

Subsequently on or about August 23, 2018, the Company reached a redemption agreement and mutual release with Mr. Dickman to liquidate 40% of the Company’s investment at Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity. The Redemption Agreement provides for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater, the redemption, or otherwise relating to CIIX’s relationship with Breakwater. As of August 24, 2018, no payment has been received.

In September 2017, the Company entered a letter of intent for investment cooperation to invest $60,000 (44.45% of ownership) to jointly operate Sino-U.S. Finance. The investee will operate a mobile application under the name of “Sino-U.S. Finance” which will provide the platform of information and analysis for Chinese investors in the PRC and US. The Company started to account the investment under equity method in Q4 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of May 31, 2018.

4.	Short-term notes

In September 2016, the Company issued one-year promissory notes in the total amount of $410,000 with 6% annum interest rate from various individuals (the “2016 Notes”). Based on the original lending agreements (the “2016 Note Agreements”), the Notes were to be secured by the stocks of the following companies held by the Company.

Company name	Shares Secured
Sino-Global Shipping America LTD (SINO)	80,000
Recon Technology LTD (RCON)	60,000
Nengfa Weiye Energy (NFEC)	185,000
SGOCO Group LTD (SGOC)	28,333

When entering the 2016 Note Agreements, the Company believed that the SINO contract would be executed, and SINO shares would be delivered upon signing the IR service contract. However, such it was not executed due to a disagreement among SINO’s management, as a result, the Company has not obtained the SINO shares as of May 31, 2018. On January 9, 2018, the Company filed a lawsuit on the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD.

The Company obtained 100,000 NFEC shares when entering the 2016 Note Agreements and the remaining 85,000 shares were received by the end of year 2016. The Company obtained 50,000 RCON shares upon entering the IR service contract, which was 10,000 shares short of the pledged collateral for the 2016 Notes. Later, it was determined that the 2016 Notes were not properly collateralized as the ownership of the collateral had not been transferred from the Company to the collateral agent.

For the year ended May 31, 2018, the Company paid off $306,627 principal of the 2016 Notes and $36,424 interest back to creditors; The remaining $116,669 principal of the 2016 Notes and interest payable were rolled over upon the lenders’ requests into new notes in 2017.

On October 2017, the Company issued additional one-year promissory notes (the “2017 Notes”) totaling of $995,140 to various individuals. The interest rate for the 2017 Notes is 6% annum. Of the $995,140, as noted above, $116,669 was rolled over from the 2016 Notes with renegotiated terms. The 2017 Notes were to be secured by the stocks of the following companies held by the Company:

Company name	Shares Secured for 2017 Notes
Nemaura Medical, Inc (NMRD)	100,000
Recon Technology LTD (RCON)	49,999
Solbright Group Inc. (SBRT)	195,122
Nengfa Weiye Energy (NFEC)	218,779
SGOCO Group LTD (SGOC)	29,412

As of May 31, 2018, the Company transferred NMRD shares held to the Collateral Agent. It was determined that with the exception of 2017 Notes secured by NMRD shares, the remaining 2017 Notes were not properly secured. The Company offered the lenders of the unsecured 2017 Notes the option to either rescind the notes or allow the notes to remain in place as unsecured notes in April 2018. $360,000 out of the total $620,000 unsecured 2017 Notes were rescinded for which the principle and interest became due immediately, and the remaining $260,000 2017 Notes remain unsecured. The $360,000 in short term 2017 Notes has not been repaid. As of May 31, 2018, the short-term 2017 Notes are compromised as follows:

Secured short term notes, due on October 2018, 6% annum interest rate	$635,140
Debt incentive to the secured short term notes above	41,539
Short term notes, due on April and May 2018, 6% annum interest rate	360,000
Debt incentive related to the short term notes above	21,405
Total	$1,058,084

For the 2016 Notes and 2017 Notes, the lenders also received an incentive equal to 20% of appreciation of the value of the collateralized shares between the note issuance date and the date the shares are liquidated, if at all. As of May 31, 2018 and 2017, the debt incentive was $62,944 and $23,520, respectively.

5.	Other Current Liabilities

Other current liabilities compromise as following:

	May 31, 2018	May 31, 2017
Accrued dividends	$179,218	$150,831
Accrued interests and others	32,721	25,820
Accrued payroll and taxes	218,599	58,820
Total	$430,538	$235,470

Accrued dividends as of May 31, 2018 are comprised of dividends payable to the preferred stock holders, Series C-2016 and Series D-2017, in the amount of $14,981 and $164,237, respectively. Accrued dividends as of May 31, 2017 are comprised of $39,308 and $111,523 in dividends payable to the preferred stocks holders, Series A-2014 and Series C-2016, respectively.

Accrued interest as of May 31, 2018 and 2017 represents interest payable for the 2017 Notes and 2016 Notes, respectively.

6.	Stockholders’ Equity:

As of May 31, 2018 and 2017, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $0.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

During the year ended May 31, 2018, the shareholders of preferred stock series 2012 converted 170,000 shares of preferred stock for 212,500 of common stock shares at a conversion rate of 1 share of preferred stock series 2012 for 1.25 shares of common stock.

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

During the year ended May 31, 2018 the shareholders of preferred stock series A-2014 converted 1,164,000 shares of preferred stock for 2,910,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock.

Series C-2016 Convertible Preferred Stock

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Convertible Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the Series C-2016 Convertible Preferred Stock as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible after six months from the date of issuance. We then amortize the BCF over six months period, we recorded $3,685,520 as deemed dividend that reduce accumulated deficit as of May 31, 2017, and we recorded the remaining $1,244,622 as deemed dividend that increases accumulated deficit for the period ended August 31, 2018.

During the year ended May 31, 2018, the shareholders of preferred stock series C-2016 converted 4,377,085 shares of preferred stock for 13,131,255 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock.

Series D-2017 Convertible Preferred Stock

For the year ended May 31, 2018, the Company issued 6,793,050 shares of its Series D-2017 Convertible Preferred Stock at a price of $1.00 per share for total proceeds of $6,793,050. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock at any time from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the preferred shares as $3,933,443. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $3,933,443 as deemed dividend that increases accumulated deficit as of May 31, 2018.

During the year ended May 31, 2018, the shareholders of preferred stock series D-2017 converted 150,000 shares of preferred stock for 300,000 of common stock shares at a conversion rate of 1 share of preferred stock series D -2017 for 2.00 shares of common stock.

Restricted Common Stock

During the year ended May 31, 2017, the Company granted 1,335,000 shares of restricted common stock compensation to employee and contractors. The stock was valued from $0.44 to $0.47 per share and fully vested on the grant date as the service had been provided. The compensation and consulting expense were recorded as general and administrative expenses totaling $426,950 for the year ended May 31, 2017.

On October 22, 2016, the Company granted Melissa Armstrong 50,000 as a discretionary signing bonus for legal services performed. Melissa Armstrong is not an affiliate of the Company within the meaning of SEC Rules 144 and 501 in that she is not a member of our board of directors, an officer or a person in control of the Company. The Certificate, number 1401, was dated March 3, 2017, however it represents shares granted effective October 22, 2016. All services to be performed in conjunction with this discretionary bonus have been fully performed and the shares were fully earned as of the date of the award.

On July 14, 2017, the Company awarded and issued a restricted stock award to a service provider 30,000 shares in total, and the fair market value at the grant date was $0.80 per share. All these shares were fully vested at grant date since the service had been provided, stock compensation expense totaling $24,120 were recorded.

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

On March 27, 2018, the Company awarded restricted stock awards to various contractors and board of directors 100,000 shares in total, and the fair market value at the grant date was $0.46 per share. All these shares were fully vested at grant date since the service had been provided, stock compensation expense totaling $46,000 were recorded.

During the year ended May 31, 2018, the Company granted 1,520,000 shares of restricted common stock for compensation. The stock was valued from $0.49 to $0.87 per share based on the market price at the grant date and fully vested immediately since the service had been provided. The compensation and consulting expense was recorded as general and administrative expenses totaling $770,220 for the year ended May 31, 2018.

7.	Related Party Transactions:

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the years ended May 31, 2018 and 2017, she received 380,000 and 200,000 restricted shares of the Company’s stock compensation with the fair market value $186,200 and $74,000 as of grant date. Those 200,000 shares of the Company’s stock were issued and delivery on February 28, 2017.

As of May 31, 2018, the Company advanced $87,379 to the CEO, Mr. Warren Wang for daily operation purpose.

The Company made a long-term investment of $250,000 to Breakwater MB LLC in March 2017 formed by the Company’s board member and CFO, Paul Dickman. The Company’s equity position in Breakwater MB, LLC will be approximately 12.5%. Refer to Note 3 for investment details.

The Company paid $72,500 and $132,355 to Breakwater Corporate Finance in years ended May 31, 2018 and 2017, a consulting firm owned by the Company’s board member and CFO, Paul Dickman.

8.	Commitments and Contingencies:

Operating Leases

The Company entered into lease agreements for its operations in San Gabriel (California), New York City (New York) and Shanghai (China) since 2013 with lease terms ranging from two to four years. Future minimum lease commitments for office facilities as of May 31, 2018 are as follows:

For the years ended May 31,
2019	$366,174
2020	169,648
2021	101,000
2022	–
$636,822

For the years ended May 31, 2018 and 2017, the total rent expense for office facilities was $227,422 and $225,334, respectively.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business.

When entering the 2016 Note Agreements, the Company believed that the SINO contract would be executed, and SINO shares would be delivered upon signing the IR service contract. However, the service contract was not executed due to a disagreement among SINO’s management, and as a result, the Company has not obtained the SINO shares as of May 31, 2018. On January 9, 2018, the Company filed a lawsuit on the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD.  Currently the case is pending assignment to an arbitrator.

9.	Income Taxes:

The Company recorded no income tax provision or benefit for the years ended May 31, 2018 and 2017, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 34% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $16 million and $10 million of net operating loss (the “NOL”) carry forwards as of May 31, 2018 and 2017. Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates. The comprehensive tax legislation (the “Tax Act”) issued on December 22, 2017 disallows the carryback of NOLs but allow for the indefinite carryforward of those NOLs and a new limitation on NOL utilization is added for the NOL incurred in years ending after December 31, 2017.

As of May 31, 2018 and 2017, the Company had approximately $5.6 million and $3.4 million, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2018 and 2017, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	May 31, 2018		May 31, 2017
Federal Statutory Rate	21%		35%
State Statutory Rate	6%		6%
Change in Rate / Other	3%		4%
Permanent Tax Differences	(3%	)	(6%	)
Calculated Rate	27%		39%
Actual Calculated Rate	(27%	)	(39%	)
Difference	0%		0%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which lowers the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 118 (“SAB 118”) requires that the company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined.

For the year ended May 31, 2018, the Company accrued a $0 tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries due to the accumulated deficit. No net operating losses is carried forward Realization of net operating loss and tax credit carry forwards are most likely than not for the foreign subsidiaries.

For the year ended May 31, 2018, the Company did not accrue in its provisional tax benefit any amount related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21% as the Company provides full allowances for its net deferred tax assets as of May 31, 2018.

10.	Earnings (loss) per share

The following table presents the calculation of the Company’s basic and diluted loss per share for the years ended:

	May 31, 2018	May 31, 2017
Net loss attributable to common shareholders of the Company	$(12,918,683)	$(7,251,075)
Weighted average shares used to compute net loss per share available to common shareholders, basic and diluted	22,427,427	8,433,127
Basic and diluted net loss per share	$(0.58)	$(0.86)

For the years ended May 31, 2018 and 2017, outstanding preferred stocks of 8,317,008 shares and 7,385,043 shares, respectively, were excluded from the computation of diluted net loss per share as the impact of including those option shares would be anti-dilutive.

11.	Subsequent events:

The Company is continuing to offer (up to 10,000,000 shares) of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 preferred stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock. As of the date of this report, the Company received $8,195,050 proceeds from sales of series D-2017 convertible preferred stock, $1,405,000 of those proceeds were received after May 31, 2018.

On August 7, the Company began offering on a best efforts basis (“Offering”), a maximum of $3,000,000 in original issue price (“Maximum Offering”) of its 10% one-year term notes (the “Notes”). As of the date of this report, we have issued the notes in the total amount approximately to $1,580,000.

On August 23, 2018, the Company reached a redemption agreement and mutual release with Mr. Dickman to liquidate 40% of the Company’s investment at Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity The Redemption Agreement provides for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater, the redemption, or otherwise relating to CIIX’s relationship with Breakwater. As of August 24, no payment has been received.

On August 24, 2018, the Board has adopted a resolution awarding Melissa Armstrong an additional 50,000 shares of common stock, for a total award of 100,000 shares. All services to be performed in conjunction with this discretionary bonus have been fully performed and the shares were fully earned as of the date of the award.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: August 29, 2018	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: August 29, 2018	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer