Form 10-Q
period 2018-08-31
Chineseinvestors.com, Inc.
filed 2018-10-15
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

As of August 31, 2018 there were outstanding 33,576,560 shares of the issuer’s common stock, par value $0.001 per share and 445,000 shares of the issuer’s Series 2012 preferred stock, par value $0.001 per share and 406,000 shares of the issuer’s Series A-2014 preferred stock, par value $0.001 per share and 532,958 shares of the issuer’s Series C-2016 preferred stock, par value $0.001 per share and 6,845,050 shares of the Series D-2017 preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended August 31, 2018

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

BALANCE SHEETS

Expressed in U.S. Dollars

	(Unaudited)
	August 31,	May 31,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$2,998,221	$1,390,258
Accounts receivable, net	22,524	9,815
Marketable equity securities	1,837,278	1,230,754
Inventory	98,570	130,679
Due from related party	81,293	87,379
Other current assets	414,341	331,628
Total current assets	5,452,227	3,180,513

Non-current assets
Long-term investments	250,000	250,000
Property and equipment, net	137,029	65,250
Website development, net	113,688	104,278
Other assets	35,230	76,271
Total non-current assets	535,947	495,799

Total assets	$5,988,174	$3,676,312

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$296,910	$359,597
Short-term notes	3,399,402	1,058,084
Deferred revenue, current	453,088	787,557
Stock compensation payable	88,733	–
Other current liabilities	434,138	430,538
Total current liabilities	4,672,271	2,635,776

Non-current Liabilities
Long-term deferred revenue	126,826	114,875
Total Non-current Liabilities	126,826	114,875

Total liabilities	4,799,097	2,750,651

Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock, series 2012, $0.001 par value 20,000,000 authorized, 445,000 and 445,000 were issued and outstanding at August 31, 2018 and May 31, 2018, respectively	445	445
Preferred stock, series A-2014, $0.001 par value 20,000,000 authorized, 406,000 and 606,000 were issued and outstanding at August 31, 2018 and May 31, 2018, respectively	406	606
Preferred stock, series C-2016, $0.001 par value 20,000,000 authorized, 532,958 and 622,958 were issued and outstanding at August 31, 2018 and May 31, 2018, respectively	533	623
Preferred stock, series D-2017, $0.001 par value 20,000,000 authorized, 6,845,050 and 6,643,050 were issued and outstanding at August 31, 2018 and May 31, 2018, respectively	6,845	6,643
Common stock $0.001 par value 80,000,000 authorized 33,576,560 and 29,520,560 were issued and outstanding August 31, 2018 and May 31, 2018, respectively	33,577	29,522
Additional paid-in capital	38,665,003	36,651,070
Accumulated deficit	(37,493,101)	(35,268,062)
Accumulated other comprehensive income(loss)	(24,631)	(495,186)
Total Shareholders' equity	1,189,077	925,661

Total liabilities and shareholders’ equity	$5,988,174	$3,676,312

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE (LOSS) AND INCOME

For the Three Months Ended August 31, 2018 and 2017

(Unaudited)

Expressed in U.S. Dollars

	Three Months Ended August 31,
	2018	2017
Operating revenues
Investor relations service	$271,248	$258,366
Subscription	226,312	136,263
Sales of products	141,764	17,966
Other	73,036	5,031
Total revenue	712,360	417,626

Cost of revenue
Products	72,745	4,902
Services	391,817	272,630
Total cost of revenues	464,562	277,532

Gross profit	247,798	140,094

Operating Expenses
General and administrative expense	1,889,241	1,173,482
Advertising expense	317,291	225,243
Total operating expenses	2,206,532	1,398,725

Net loss from operations	(1,958,734)	(1,258,631)

Other income (expense)
Other income, net	12,898	7,031
Interest expense	(112,833)	(6,841)
Loss from security investment	(268,600)	–
Unrealized gain on equity securities	875,124	–
Unrealized loss on cryptocurrencies	(8,145)	–
Total other income, net	498,444	190

Loss before income taxes	(1,460,290)	(1,258,441)
Income tax expense	–	–
Net loss	$(1,460,290)	$(1,258,441)

Deemed dividend for beneficial conversion of convertible preferred stock	(169,400)	(1,244,622)
Preferred stock dividends	(108,560)	(74,256)
Net loss attributable to common shareholders	$(1,738,250)	$(2,577,319)

Other comprehensive income (loss)
Unrealized investment (loss)	–	(89,082)
Foreign currency translation loss	(16,232)	–

Comprehensive loss attributable to common shareholders	$(1,754,482)	$(2,666,401)

Loss per share attributable to common shareholders:
Loss per share - basic and diluted	$(0.06)	$(0.19)

Weighted average number of shares outstanding
Weighted average number of shares outstanding - basic & diluted	30,462,930	13,258,553

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 2018 and 2017

(Unaudited)

Expressed in U.S. Dollars

	2018	2017
Cash flows from operating activities
Net loss	$(1,460,290)	$(1,258,441)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(186,248)	(233,366)
Investment loss on marketable securities	268,600	–
Unrealized gain on equity securities	(875,124)	–
Unrealized loss on cryptocurrencies	8,145	–
Stock compensation expenses	92,233	24,120
Depreciation and amortization	11,706	6,465
Changes in operating assets and liabilities
Accounts receivable	(3,717)	(2,718)
Inventory	27,862	(74,375)
Other current assets	(64,943)	99,856
Accounts payable	(60,986)	(67,685)
Accrued interest	112,833	6,841
Deferred revenue	(136,477)	33,902
Customer deposit	1,782	–
Other accrued liabilities	50,057	18,023
Net cash (used in) operating activities	(2,214,567)	(1,447,378)

Cash flows from investing activities
Purchase of equipment	(86,510)	(4,993)
Net cash used in investing activities	(86,510)	(4,993)

Cash flows from financing activities
Proceeds of issuance of preferred stock, series D-2017	1,845,000	–
Payments made for preferred stock dividends	(179,375)	(150,831)
Investor deposit	–	1,914,900
Proceeds of issuance of new debts	2,255,000	–
Net cash provided by financing activities	3,920,625	1,764,069

Effects of currency translation on cash and cash equivalents	(11,585)	2,400

Net increase in cash and cash equivalents	1,607,963	314,098
Cash and cash equivalents - beginning of period	1,390,258	1,770,729
Cash and cash equivalents - end of period	$2,998,221	$2,084,827

Supplemental cash flow disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash activity

During the three months ended August 31, 2018, the Company did not receive stocks for investor relations (“IR”) services.

During the three months ended August 31, 2017, the company received various stocks valued (FMV) at $359,375 for investor relations (“IR”) services which will be performed over one year.

See accompanying notes to the financial statements

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Nature of Operations:

Business Description

Chineseinvestors.com, Inc. (the “Company”) was incorporated on January 6, 1997 in the State of Indiana under the corporate name “MAS Acquisition LII Corp.” Prior to June 12, 2000, the Company was a ‘blank check’ company seeking a business combination with an unidentified business.

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

We established a Representative Office business presence in leased office space in Shanghai, China in late 2000 from which we fulfill most of our support types of service and also have a leased office presence in San Gabriel, California, New York City, NY and Flushing, NY and most recently in Richmond, British Columbia.

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

As of August 31, 2018, the Company employed twenty-four (24) people in its Shanghai Office in a variety of administrative and operational capacities. All are employed full time. The Company also has approximately thirty-six (36) full-time employees and approximately eight (8) independent contractors in the US.

XiBiDi (“CBD”) Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a wholly owned foreign enterprise (“WOFE”). CBD Biotech’s primary engages at online and retail sales of hemp-based health products and other complimentary products in PRC. The initial focus of CBD Biotech was the launch of CBDMagic Hemp Series, a hemp-infused cosmetics line.

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

ChineseHempOil.com, Inc.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company. ChineseHempoil.com, Inc. responsible for the development and operation of the online and retail sales of hemp-based products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. In addition, ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, manufactured using a CO2 Extraction process. The Company announced its plans to spin off ChineseHempOil.com, Inc. in February 2018, which was later postponed until after May 31, 2018; the actual date has not been determined.

CBD Biotechnology Co. Ltd.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of hemp-infused consumer products similar to those marketed by the Company’s other subsidiaries via online and other distribution channels.

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

2. Liquidity and Capital Resources:

Cash Flows – During the three months ended August 31, 2018, the Company primarily generated cash and cash equivalents, from issuances of its common and preferred stock to fund its operations. The Company received total proceeds of $8,638,050 of proceeds from the issuance of Series “D-2017” preferred stock by August 31, 2018 of which $6,793,050 was received for the year ended May 31, 2018 and $1,845,000 was received for the three months ended August 31, 2018.

Cash flows (used in) provided by operations for the three months ended August 31, 2018 and 2017 were ($2,214,567) and ($1,447,378), respectively. The increased cash used in operations was due to increased general and administrative expenses used in operations.

Capital Resources – As of August 31, 2018, the Company had cash and cash equivalents of $2,998,221 as compared to cash and cash equivalents of $1,390,258 as of May 31, 2018.

Since inception in 1997, the Company has primarily relied upon proceeds from private placements of its equity securities to fund its operations. The Company anticipates continuing to rely on sales of our securities in order to continue to fund business operations. Issuances of additional shares will result in dilution to its existing stockholders. There is no assurance that the Company will be able to complete any additional sales of our equity securities or that it be able arrange for other financing to fund our planned business activities.

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

3. Critical Accounting Policies and Estimates:

Basis of Presentation – These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information.

The consolidated financial statements include the accounts of Chineseinvestors.com Inc. and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include 100% of ChineseHempOil.com Inc, XiBiDi Biotechnology Co, Ltd.,, Hemp Logic, Inc., CIIX Online, Inc., Newcoins168.com Inc. and Bitcoin Trading Academy LLC.

Intercompany accounts and transactions have been eliminated upon consolidation.

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

Recently Adopted Accounting Pronouncements:

Revenue from Contracts with Customers

On June 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, with regard to FASB ASC 606 Revenue from Contracts with Customers, and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:

The Company’s revenue was mainly derived from four sources:

1.	Investor-relations service income

Investor-relations service income is earned by the Company in return for delivering current, publicly available information related to our customers.

a.	Identify contracts with customers. The Company sign service agreements with customer.

b.	Identify performance obligations in the contract. Many of our investor-relations service contracts contain multiple performance obligations. For these contracts, the performance obligations include presentation of customers’ information on Chinesefn.com, translation of all materials to be released, and monthly presentation in the newsletter the Company sends to its registered members. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

c.	Determine the transaction price. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. Judgment is required to determine the standalone selling price for each distinct performance obligation. We typically have more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine the standalone selling price based on our overall pricing objectives, taking into consideration contract term, industry relevance and other factors. Fees are fixed based on rates specified in the service provided agreements, which do not provide for any refunds or adjustments. In determining the transaction price, the effects of the time value of money is not accounted as the normal term of our service provider agreements is one year or less.

d.	The service contract amount is valued based upon the fair market value of the client’s stock closing price at the contract date multiplied by the numbers of shares earned when the service is paid by customers’ common stocks other than cash. For the performance obligations, such as the availability of our customer’s information in our website, the revenue is recognized over the term of the services period while the services are being provided.

e.	For the performance obligations will be surrendered at a point of time, the revenue is recognized after the service is provided. In addition, the Company is applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period.

There is no significant adjustment from the implementation of ASU 2014-09.

2.	Subscription income is recognized over the term of the subscription membership. Subscription fees for our registered members are charged on a per-month basis. Our customers do not have rights to the underlying software code of our solutions, and accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Subscription terms are generally between one to three years but can occasionally be as short as one month or as long as 60 months. Long term deferred revenues are recognized from subscriptions over twelve months.

3.	The Company recognizes revenue of product sales of hemp-related products and liquor distribution upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of contract. Shipping documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery, or to satisfy the performance obligation. The Company determines and allocates the transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

4.	Other revenues include various fee income earned through banner advertisement, webpage hosting and maintenance, on-line promotion and translation services, advertising and promotion fees in the Company’s website, sponsorship fees from investment seminars, road shows, forums at the Company’s website, and referral fee from cryptocurrency transactions. The sales prices of these services are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in the contracts. These revenues are recognized when all significant performance obligations have been satisfied and collection of the resulting receivable is reasonably assured.

The Company recognizes revenue pursuant to revenue recognition principles presented in SAB Topic 13 prior to May 31, 2018. First, persuasive evidence of an arrangement. Second, deliver has occurred, or services have been rendered, thirdly the seller’s price to the buyer is fixed or determinable and lastly collectability is reasonably assured. We adopted ASU 2014-09, or ASC 606, on June 1, 2018 and it did not have a material impact on our financial position or results of operations. The guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Financial Instruments – Recognition and Measurement

Recognition and measurement of financial assets and financial liabilities- In January 2016, the FASB issued ASU 2016-01 amending various aspects of the recognition, measurement, presentation, and disclosure requirements for financial instruments. The changes mainly relate to the requirement to measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting, at fair value with changes in fair value recognized in earnings. However, this ASU permits entities to elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU is effective for the Company as of June 1, 2018.

As a result of the adoption of this ASU, the Company reclassified $486,789 in the net unrealized losses, net of tax, on equity securities previously classified as available-for-sale, from accumulated other comprehensive loss to accumulated deficit. In addition, changes in value due to the revaluation of equity securities are recorded in unrealized gain on equity securities, net in the consolidated statement of comprehensive (loss) and income.

The equity investment without readily determinable fair value held by the Company is the long-term investment at Breakwater MB, LLC. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. There is no adjustment to the cost of the equity investment in Breakwater MB, LLC for the three months ended August 31, 2018 as no impairment indicator observed by management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2018 and May 31, 2018.

Accounts Receivable, Net – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.

As of August 31, 2018 and May 31, 2018, the Company determined that an allowance was not needed.

Concentration of Credit Risk – The Company maintains cash at banks in the United States and PRC. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the PRC, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”), whereas the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”) in the United States. As of August 31, 2018 and May 31, 2018, the Company has $2,329,336 and $780,726 cash balances uninsured, respectively.

For the three-month period ended August 31, 2018, one customer accounted for 11% of total sales for the Company with no accounts receivable outstanding as of August 31, 2018. One customer accounted for 54% of the total sales of the Company for the three months ended August 31, 2017 without accounts receivable outstanding as of August 31, 2017.

There was no vendor concentration for the Company as of and for the three months period ended August 31, 2018 and August 31, 2017.

The Company has operations in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Marketable equity Securities – Marketable equity securities is comprised of publicly traded stocks received in return for providing investor relations services to the Company’s customers. The service terms range from one month to a year. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term.

Prior to June 1, 2018, the Company followed the guidance of ASC 320-10-30 to determine the initial measure of value based on the quoted price of an otherwise identical unrestricted security of the same issuer, adjusted for the effect of the restriction, in accordance with the provisions of topic 820-10-15-5, which states that an equity security has a readily determinable fair value if it meets the condition of having a “sales prices or bid-and-asked quotations which are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotation systems or by the OTC Markets Group Ins. Restricted stock meets that definition if the restriction terminates within one year.” These shares were classified as available for sale securities in accordance with ASC 320-10-25-1 as the Companies intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, equity securities that have readily determinable fair values that are classified as available-for-sale shall be measured subsequently at fair value in the statement of financial position. The Company has adopted ASU 2016-01 from June 1, 2018, and as a result, unrealized holding gains and losses for marketable equity securities (including those classified as current assets) shall be reported as unrealized gain(loss) in the consolidated statement of comprehensive (Loss) and Income under loss before income taxes.

As these shares will be earned over the term of the contracts, the Company will defer the recognition of the earnings of the revenue over the period the services are performed. The value recorded will be determined by multiplying the average of the closing price on the last day of the month for the period being reported based on closing market price per share.

Inventories – Inventories include Hemp-related finished products and liquor, stated at the lower of cost or net realizable value using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. There was no reserve needed for inventory obsolescence and slow-moving as of August 31, 2018 and May 31, 2018.

Equity Method Investment – Under equity method, the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

In September 2017, the Company entered a letter of intent to invest $60,000 (44.45% of ownership) to jointly operate Beijing New Sino-North America Financial Information Co., Ltd and its subsidiaries (“Sino-U.S. Finance”) with three Chinese individuals to operate a mobile application under the name of “Sino-U.S. Finance” which will provide a platform of information and analysis for Chinese-speaking investors in the PRC and US.

The Company started to account the investment under equity method in the year ended May 31, 2018  and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of August 31, 2018 and May 31, 2018.

Property and Equipment, net – Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease.

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

Website Development, Net – The Company accounts for its development costs in accordance with ASC 350-50, “Accounting for Website Development Costs.” The Company’s website comprises multiple features and offerings that are currently developed with ongoing refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs are capitalized as fixed assets. Purchased software costs are capitalized in accordance with ASC codification 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. All other costs are reviewed to determine whether they should be capitalized or expensed.

Impairment of Long-life Assets – In accordance with ASC Topic 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended August 31, 2018 and May 31, 2018.

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

The Company also receives shares of stocks and warrants as means of payments for the investor relationship (“IR”) service provided. The fair market value of the stocks and warrants on the contract date are amortized and recognized as IR revenue over the contract terms. When these services are prepaid by customers, the amount of the prepayment is initially recorded as an asset with an offsetting unearned revenue liability.

As of August 31, 2018 and May 31, 2018, the deferred revenue compromised as following:

	August 31, 2018	May 31, 2018
Deferred subscription	$510,924	$587,194
Unearned IR revenue	68,990	315,238
Total	579,914	902,432
Current	(453,088)	(787,557)
Noncurrent	$126,826	$114,875

Fair Value of Financial Instruments – Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as an exit price or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The carrying amount of cash and cash equivalents, investments available for sale, accounts receivable, due from related party, inventories, other current assets, accounts payable, deferred revenue (current and noncurrent), short-term notes and other current liabilities approximates fair value because of the short-term nature of these instruments and the fair values close to its carrying value for the non-current deferred revenue.

The following table summarizes the fair value and carrying value of the Company’s assets and liabilities as of August 31, 2018:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash	$2,998,221	$–	$–	$2,998,221
Marketable equity securities	1,837,278	–	–	1,837,278
Cryptocurrency	22,368	–	–	22,368
Liability -
Short-term notes	$–	$3,121,893	$–	$3,399,402

The following table summarizes the fair value and carrying value of the Company’s assets and liabilities as of May 31, 2018:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash	$1,390,258	$–	$–	$1,390,258
Marketable equity securities	1,230,754	–	–	1,230,754
Cryptocurrency	31,479	–	–	31,479
Liability -
Short-term notes	$–	$998,192	$–	$1,058,084

Short-term notes - The fair value of such notes payable had been determined based on 10% and 6% annual interest rates and the proximity to the issuance date as of August 31, 2018 and May 31, 2018, respectively.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the cryptocurrencies.

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, referral commissions and other miscellaneous service revenues generated which is recognized over the period the term of the service term for the periods ended August 31, 2018 and August 31, 2017. Details as below:

	August 31, 2018	August 31, 2017
Misc. service revenue	$45,638	$5,031
Bitcoin trading class revenue	27,398	–
Total	$73,036	$5,031

Costs of Services/Products Sold – Costs of services provided are the total direct cost of the Company’s operations in Shanghai and the US. Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) passed that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and repeal of the federal corporate Alternative Minimum Tax (“AMT”).

In connection with the analysis of the impact of the TCJA, the Company determined that it does not have any impact on the financial statements.

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

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 when stock or options are awarded for previous or current service without further recourse.

We periodically issue shares of our common stock to non-employees in non-capital raising transactions for fees and services. We account for stock issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Foreign Currency – The Company has operations in the People’s Republic of China (“PRC”) as a representative office in PRC, the functional and reporting currency is in U.S. dollars.

The functional currency of the two subsidiaries operated in PRC, CBD Biotech and Newcoins168, is the Chinese Renminbi (“RMB”). Assets and liabilities are translated at the exchange rates as of the balance sheet date. Owners’ contribution is translated at historical rate. Income and expenditures are translated at the average exchange rate of the period. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The exchange rates used were as follows:

August 31, 2018
Spot rate	RMB 6.82 to US $1.00
Average rate for the three months ended August 31, 2018	RMB 6.67 to US $1.00
May 31, 2018
Spot rate	RMB 6.40 to US $1.00
Average rate for the three months ended August 31, 2017	RMB 6.65 to US $1.00

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

4. Stockholders’ Equity:

As of August 31, 2018 and May 31, 2018, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $0.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

During the three months period ended August 31, 2018, the shareholders of preferred stock series-2012 converted 0 shares of preferred stock. During the three months period ended August 31, 2017, the shareholders of preferred stock Series 2012 converted 50,000 shares of preferred stock for 62,500 shares of common stock shares at a conversion rate of 1 preferred stock A for 1.25 shares of common stock.

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

During the three months period ended August 31, 2018, the shareholders of preferred stock series A-2014 converted 200,000 shares of preferred stock for 500,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock. During the three months period ended August 31, 2017 the shareholders of preferred stock Series A 2014 converted 690,000 shares of preferred stock for 1,725,000 of common stock shares at a conversion rate of 1 preferred stock B for 2.50 shares of common stock.

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

We calculated the BCF of the Series C-2016 Preferred Stock as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible after six months from the date of issuance. We then amortize the BCF over six months period and recorded $1,244,622 and $3,685,520 as deemed dividend that increased accumulated deficit for the periods ended May 31, 2018 and 2017, respectively.

During the three months period ended August 31, 2018, the shareholders of preferred stock series C-2016 converted 90,000 shares of preferred stock for 270,000 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock. During the three months period ended August 31, 2017, the shareholders of preferred stock C-2016 converted 1,857,085 shares of preferred stock for 5,571,255 of common stock shares at a conversion rate of 1 Series C-2016 share of preferred stock for 3.00 shares of common stock.

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

We calculated the BCF of the preferred shares as $3,933,443. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $3,933,443 as deemed dividend that increases accumulated deficit as of May 31, 2018. During the year ended May 31, 2018, 150,000 shares of Series D-2017 Convertible Preferred Stock were converted into common stocks.

For the three months ended August 31, 2018, the Company issued shares of its Series D-2017 Preferred Stock at a price of $1.00 per share for total proceeds of $1,845,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock at any time from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the preferred shares issued during the three-month ended in August 31, 2018 as $169,400. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $169,400 as deemed dividend that increased accumulated deficit as of August 31, 2018.

During the three months period ended August 31, 2018, the shareholders of preferred stock series D-2017 converted 1,643,000 shares of preferred stock for 3,286,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2.00 shares of common stock.

Stock compensation and stock payable

On July 26, 2018, the Company entered into a Consulting Agreement with Regal Consulting, LLC (“Regal”). The agreement has a five-month term ending January 2, 2019, pursuant to which Regal will receive 20,000 shares of the Company’s common stock per month for the term of the Agreement for a total of 100,000 shares, in addition to other compensation. $13,400 share-based compensation expense has been recorded associated with the award for the three months ended August 31, 2018.

On or about August 9, 2018, the Company entered into a Services Agreement with IRTH Communications LLC (“IRTH”). The agreement has a one year term, pursuant to which ITRH was to receive $100,000 worth of shares of the Company’s common stock in addition to other compensation. On August 22, 2018, the Company adopted a resolution authorizing the issuance of 226,245 shares of the Company’s common stock to IRTH for its professional services to be provided during the term of the agreement. $8,333 share-based compensation expense has been recorded associated with the award for the three months ended August 31, 2018.

On or about August 9, 2018, the Company entered into a Consulting Agreement with Axis Partners, Inc. (“Axis”). The agreement is for a six month term, pursuant to which Axis is to receive 150,000 shares of the Company’s common stock for the term of the agreement. On August 22, 2018, the Company adopted a resolution authorizing the issuance of 150,000 shares of the Company’s common stock to Axis for its professional service to be provided during the term of the agreement. $33,500 share-based compensation expense has been recorded associated with the award for the three months ended August 31, 2018.

On August 24, 2018, the Board adopted a resolution ratifying the award to Melissa Armstrong of an additional 50,000 shares of common stock, for a total award of 100,000 shares, effective October 26, 2016. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $33,500 share-based compensation expense was recorded associated with the award for the three months ended August 31, 2018.

The stock compensation payable as of August 31, 2018 is summarized as below, and there is no stock compensation payable as of May 31, 2018.

	August 31,	May 31,
	2018	2018
Regal Consulting LLC	$13,400	$–
IRTH Communications LLC	8,333	–
Axis Partners, Inc	33,500	–
Melissa Armstrong	33,500	–
	$88,733	$–

On September 11, 2018, the Company issued stock certificates total 526,245 shares for the stock compensation granted to service providers in August 2018.

5. Other Current Assets:

Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at period end. Security deposits of office rent in United States, purchase deposits to vendors for the Hemp oil purchase, prepaid expenses in both United States and Shanghai, details as below:

	August 31,	May 31,
	2018	2018
Prepaid expense	$245,513	$79,822
Purchase deposit	72,868	145,376
Cryptocurrency on hands	22,368	31,479
Other current assets	73,592	74,951
	$414,341	$331,628

6. Long-term investments

Long-term investments include: 1) investment at Breakwater MB, LLC accounted for cost method since the Company does not have the significant influence, and 2) investment at Sino-U.S. Finance accounted for equity method (see Note 3).

In March 2017, the Company made a $250,000 investment in Breakwater MB, LLC, a cannabis-focused investment and consulting company, formed by Paul Dickman, the CFO and board member of ChineseInvestors.com, Inc., as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital will primarily be used to cover the costs of becoming a publicly traded company, a strategy the Company expects will provide significant investment appreciation and opportunity for liquidity. All opportunities will be evaluated by the investment committee comprised of ChineseInvestors.com, Inc.’s CEO Warren Wang, Medicine Man Technologies CEO Andy Williams, and Paul Dickman. Mr. Dickman is the managing member of Breakwater MB, LLC and Warren Wang serves as an advisor receiving no compensation for his services.

Breakwater MB, LLC completed its planned raise of $1,000,000 for 50% of Breakwater MB, LLC’s equity by December 2017. The Company’s equity position in Breakwater MB, LLC stands at 12.5% as of August 31, 2018 and May 31, 2018, respectively. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman held 30% of the equity of Breakwater MB LLC as of May 31, 2018 after a $5,000 cash investment in equity in addition to the services that Mr. Dickman renders to Breakwater MB, LLC.

Subsequently in August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% of the Company’s investment in Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity (the “Redemption Agreement”) The Redemption Agreement provides for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater MB LLC, the redemption, or otherwise relating to CIIX’s relationship with Breakwater MB LLC. As of August 31, 2018, no payment has been received. The Company’s equity position in Breakwater MB, LLC currently stands at 12.5% as of August 31, 2018.

7. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31, 2018	May 31, 2018
Furniture & Fixtures	$166,709	$154,748
Leasehold Improvements	103,893	35,176
	270,602	189,924
Less: Accumulated Depreciation	(133,573)	(124,674)
	$137,029	$65,250

Depreciation expense for the three months ending August 31, 2018 and 2017 was $8,947 and $3,898, respectively.

8. Website development, net:

Website development is comprised of the following:

	August 31, 2018	May 31, 2018
Website development	$232,766	$220,598
Less: Accumulated Amortization	(119,078)	(116,320)
	$113,688	$104,278

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the three months ended August 31, 2018 and 2017 was $2,759 and $2,567 respectively.

9. Short-term notes:

On October 2017, the Company issued additional one-year promissory notes (the “2017 Notes”) totaling of $995,140 to various individuals. The interest rate for the 2017 Notes is 6% annum. Of the $995,140, as noted above, $116,669 was rolled over from the 2016 Notes with renegotiated terms. The 2017 Notes were to be secured by the stocks of the following companies held by the Company:

Company name	Shares Secured for Loan
Nemaura Medical, Inc (NMRD)	100,000
Recon Technology LTD (RCON)	49,999
Solbright Group Inc. (SBRT)	195,122
Nengfa Weiye Energy (NFEC)	218,779
SGOCO Group LTD (SGOC)	29,412

As of August 31, 2018, the Company transferred NMRD shares held to the Collateral Agent. It was determined that with the exception of 2017 Notes secured by NMRD shares, the remaining 2017 Notes were not properly secured. The Company offered the lenders of the unsecured 2017 Notes the option to either rescind the notes or allow the notes to remain in place as unsecured notes in April 2018. $360,000 out of the total $620,000 unsecured 2017 Notes were rescinded for which the principle and interest became due immediately, and the remaining $260,000 2017 Notes remain unsecured. The $360,000 in short term 2017 Notes has not been repaid.

For 2017 Notes, the lenders also received an incentive equal to 20% of appreciation of the value of the collateralized shares between the note issuance date and the date the shares are liquidated, if at all. As of August 31, 2018 and May 31, 2018, the debt incentive was $149,262 and $62,944, respectively.

On August 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes”) to individual investors for a maximum $3,000,000 with 10% annum interest rate. As of August 31, 2018, the Company has issued 2018 Notes in the total amount of $2,255,000 from various individual lenders.

As of August 31, 2018 and May 31, 2018, the short-term notes are compromised as follows:

	August 31, 2018	May 31, 2018
Short-term 2017 notes
Secured short term notes, due on October 2018, 6% annum interest rate	$635,140	$635,140
Debt incentive to the secured short-term notes above	98,808	41,539
Short term notes, due on April and May 2018, 6% annum interest rate	360,000	360,000
Debt incentive related to the short-term notes above	50,454	21,405
Total short-term 2017 notes	$1,144,402	$1,058,084

Short-term 2018 notes	$2,255,000	$–

Total Short-term notes	$3,399,402	$1,058,084

10. Other Current Liabilities:

Other current liabilities compromise as following:

	August 31, 2018	May 31, 2018
Accrued dividends	$108,403	$179,218
Accrued interests and others	61,901	32,721
Accrued payroll and taxes	263,834	218,599
Total	$434,138	$430,538

Accrued dividends as of August 31, 2018 are comprised of dividends payable to the preferred stock holders, Series D-2017 in the amount of $108,403. Accrued dividends as of May 31, 2018 are comprised of dividends payable to the preferred stock holders, Series C-2016 and Series D-2017, in the amount of $14,981 and $164,237, respectively.

Accrued interest as of August 31, 2018 and May 31, 2018 represents interest payable for the 2018 Notes and 2017 Notes, respectively.

11. Commitments and Contingencies:

Operating Leases

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as an office presence in San Gabriel, California, New York City, NY and Flushing, NY. It also maintains a correspondence address in Arcadia, California on a month to month basis.

On September 4, 2018, the Company enter a lease agreement in New York at 40 Wall St. Room 2877, New York, NY 10005 as support office. The lease term is 24 months and monthly rent at $7,500.

Future minimum lease commitments for office facilities as of August 31, 2018 are as follows:

For the fiscal years ended May 31,
2019 (9 months)	$345,989
2020	270,966
2021	131,989
2022	–
$748,944

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

12. Related Party Transactions:

As of August 31, 2018, the Company advanced $81,293 to the CEO, Mr. Warren Wang for daily operation purpose.

The Company made a long-term investment of $250,000 to Breakwater MB LLC in March 2017 formed by the Company’s board member and CFO, Paul Dickman. The Company’s equity position in Breakwater MB, LLC stands at 12.5%. Refer to Long-term investments for investment details.

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the three months ended August 31, 2018 and 2017, she received salary compensation of $45,000 and $39,000, respectively.

The Company purchased the shares of Medicine Man Technologies, Inc. (“MDCL”) in April 2014 using equity method of accounting initially and started to account for the ownership as an investment available for sale as of May 31, 2015 as the Company no longer had “significant influence” over MDCL as a result of shares issuance. The Company liquidated 1,306,378 shares of MDCL for $1,996,939 cash during the year ended May 31, 2017. As of August 31, 2018 and May 31, 2018, the Company still held 41,238 shares of MDCL stock representing $72,578 and $76,496, respectively, of value based upon the closing market price of $1.76 and $1.86, respectively.

13. Subsequent event:

The Company is continuing to offer (up to 10,000,000 shares) of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 preferred stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock. As of September 30, 2018, the Company received $9,983,050 proceeds from sales of series D-2017 convertible preferred stock.

On August 7, the Company began offering on a best efforts basis (“Offering”), a maximum of $3,000,000 in original issue price (“Maximum Offering”) of its 10% one-year term notes (the “Notes”). As of the September 30, 2018 we have received the notes in the total amount of $3,030,000. Of the $3,030,000, there are $2,255,000 notes are received by August 31, 2018, $775,000 are received after August 31, 2018.

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

XiBiDi Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a wholly owned foreign enterprise (“WOFE”). CBD Biotech’s primary engages at online and retail sales of hemp-based health products and other complimentary products in PRC. The initial focus of CBD Biotech was the launch of CBD Magic Hemp Series.

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

For three months ended August 31, 2018 compared to three months ended August 31, 2017

Quarterly Revenues and Expenses

Subscription Revenue: For the three months ended August 31, 2018 and 2017, revenues were $226,312 and $136,263, respectively.

Investor Relations-Service Revenue: For the three months ended August 31, 2018 and 2017, revenues were $271,248 and $258,366 respectively. The increase of $12,882 is attributable to the Company providing more services to clients for three months ended August 31, 2018 which generated more revenue.

Other Revenue: For the three months ended August 31, 2018 and 2017, revenues were $73,036 and $5,031 respectively. The increase of $68,005 is due to the bitcoin trading class revenues of $27,398 generated from July 2018 and $46,100 in consulting revenues generated by Newcoins168.com.

Sales of Products: For the three months ended August 31, 2018 and 2017, revenues were $141,764 and $17,966 respectively. The increase of $123,798 was due to the sale of the Company’s Hemp-related and Baijiu liquor products.

Cost of Revenue: Cost of services for the three months ended August 31, 2018 and 2017 were $391,817 and $272,630 respectively, for a increase of $119,187 over the same period in 2017. Cost of products for the three months ended August 31, 2018 and 2017 were $72,745 and $4,902 respectively. The increase was due to the Company’s sale of its Hemp-related and Baijiu liquor products.

Gross profit margin: The Company’s gross profit margin on service revenue decreased to 31% ($178,779 on $570,596 of revenue) in the three months ending August 31, 2018 from 32% ($127,030 on $399,660 of revenue) in the three months ended August 31, 2017. The Company’s gross profit margin on product sales decreased to 49% ($69,019 on $141,764 of revenue) in the three months ending August 31, 2018 from 73% ($13,064 on $17,966 of revenue) in the three months ended August 31, 2017.

General& Administrative Expenses: For the three months ended August 31, 2018 and 2017, expenses were $1,889,241 and $1,173,482, respectively for an increase of $715,759 which was related to the addition staff and independent contractors.

Advertising Expenses: For the three months ended August 31, 2018 and 2017, expenses were $317,291 and $225,243 respectively. The increase is due to the Company’s increased adverting and news coverage in several different cities and in different languages.

Interest Expenses: For the three months ended August 31, 2018 and 2017, expense were $112,833 and $6,841 respectively. The increase is due to the Company issued two one-year notes to investors (refer to short-term notes for details).

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising-based revenues, increasing its offerings of other consulting services, and sale of Hemp related and liquor products. Since its inception in 1997, the Company has, at times, relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock. The Company is currently engaged in a private placement of its Series D-2017 convertible preferred stock. The Company has received $8,638,050 from various investors. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations.

On January 22, 2014, the Company entered into a Service Provider Agreement with Financial Buzz Media Networks LLC (“Financial Buzz”) beginning on February 6, 2014 and ending on May 5, 2014. In conjunction with the Agreement, Financial Buzz was issued 100,000 shares of the Company’s common stock. All services to be performed in conjunction with this discretionary bonus have been fully performed.

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

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Interim Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Refer to 10K for year ended May 31, 2018 PART II Item 9A Controls and Procedures.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: October 15, 2018	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: October 15, 2018	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

