Form 10-Q
period 2018-11-30
Chineseinvestors.com, Inc.
filed 2019-01-14
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

As of November 30, 2018 there were outstanding 39,039,497 shares of the issuer’s common stock, par value $0.001 per share and 445,000 shares of the issuer’s Series 2012 convertible preferred stock, par value $0.001 per share and 356,000 shares of the issuer’s Series A-2014 convertible preferred stock, par value $0.001 per share and 493,000 shares of the issuer’s Series C-2016 convertible preferred stock, par value $0.001 per share and 6,757,050 shares of the Series D-2017 convertible preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended November 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

Expressed in U.S. Dollars

	November 30,	May 31,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$1,933,886	$1,390,258
Accounts receivable, net	23,409	9,815
Marketable equity securities	3,201,191	1,230,754
Inventories	100,035	130,679
Due from related party	168,793	87,379
Other current assets	686,108	331,628
Total current assets	6,113,422	3,180,513

Non-current assets
Long-term investments	175,000	250,000
Property and equipment, net	147,990	65,250
Website development, net	158,851	104,278
Other assets	50,230	76,271
Total non-current assets	532,071	495,799

Total assets	$6,645,493	$3,676,312

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$274,141	$359,597
Short-term notes	3,161,800	1,058,084
Deferred revenue, current	660,185	787,557
Other current liabilities	525,945	430,538
Total current liabilities	4,622,071	2,635,776

Non-current liabilities
Long-term deferred revenue	152,491	114,875
Total Non-current Liabilities	152,491	114,875

Total liabilities	4,774,562	2,750,651

Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock, series 2012, $0.001 par value 20,000,000 authorized, 445,000 and 445,000 were issued and outstanding at November 30, 2018 and May 31, 2018, respectively	445	445
Preferred stock, series A-2014, $0.001 par value 20,000,000 authorized, 356,000 and 606,000 were issued and outstanding at November 30, 2018 and May 31, 2018, respectively	356	606
Preferred stock, series C-2016, $0.001 par value 20,000,000 authorized, 493,000 and 622,958 were issued and outstanding at November 30, 2018 and May 31, 2018, respectively	493	623
Preferred stock, series D-2017, $0.001 par value 20,000,000 authorized, 6,757,050 and 6,643,050 were issued and outstanding at November 30, 2018 and May 31, 2018, respectively	6,757	6,643
Common stock $0.001 par value 80,000,000 authorized 39,039,497 and 29,520,560 were issued and outstanding November 30, 2018 and May 31, 2018, respectively	39,040	29,522
Additional paid-in capital	42,071,868	36,651,070
Accumulated deficit	(40,245,175)	(35,268,062)
Accumulated other comprehensive income (loss)	(2,853)	(495,186)
Total Shareholders' equity	1,870,931	925,661

Total liabilities and shareholders’ equity	$6,645,493	$3,676,312

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended November 30, 2018 and 2017

Expressed in U.S. Dollars

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017

Operating revenues
Investor relations service	$127,340	$246,667	$398,588	$505,033
Subscription	224,587	179,333	450,899	315,596
Sales of products	290,857	39,603	432,621	57,568
Other	5,481	–	78,517	4,754
Total revenue	648,265	465,603	1,360,625	882,951

Cost of revenue
Products	126,084	15,050	198,829	19,951
Services	461,132	385,588	852,949	658,219
	587,216	400,638	1,051,778	678,170

Gross profit (loss)	61,049	64,965	308,847	204,781

Operating Expenses
General and administrative expense	2,689,224	1,887,872	4,578,465	3,109,803
Advertising expense	361,843	303,977	679,134	529,219
Total operating expenses	3,051,067	2,191,849	5,257,599	3,639,022

Net loss from operations	(2,990,018)	(2,126,884)	(4,948,752)	(3,434,241)

Other income/(expense)
Other income	6,272	1,715	19,169	8,875
Interest income (expense)	63,922	(7,693)	(48,911)	(14,534)
Loss from security investments	–	–	(268,600)	–
Unrealized (loss) gain on equity securities	1,101,113	–	1,976,237	–
Unrealized (loss) gain on cryptocurrencies	(30,189)	–	(38,334)	–
Total other income(expense)	1,141,118	(5,978)	1,639,561	(5,659)

Loss before income taxes	(1,848,900)	(2,132,862)	(3,309,191)	(3,439,900)
Income tax expense	–	–	–	–
Net loss	$(1,848,900)	$(2,132,862)	$(3,309,191)	$(3,439,900)

Deemed dividend for the beneficial conversion of convertible preferred stock	(797,700)	(1,803,720)	(967,100)	(3,048,342)
Preferred stock dividends	(105,474)	(81,283)	(214,034)	(155,539)
Net loss attributable to common shareholders	(2,752,074)	(4,017,865)	(4,490,325)	(6,643,781)

Other comprehensive income(loss)
Unrealized investment (loss)	–	(3,185)	–	(92,267)
Foreign currency translation loss	21,778	–	5,546	–

Comprehensive loss attributable to common shareholders	$(2,730,296)	$(4,021,050)	$(4,484,779)	$(6,736,048)

Loss per share-basic and diluted	$(0.08)	$(0.18)	$(0.13)	$(0.38)
Weighted average number of shares outstanding - basic & diluted	36,396,456	21,931,055	33,413,481	17,577,939

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Cash Flows

For the Six Months Ended November 30, 2018 and 2017

Expressed in U.S. Dollars

	2018	2017
Cash flows from operating activities
Net loss	$(3,309,191)	$(3,439,900)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(278,088)	(455,033)
Investment loss on marketable securities	268,600	–
Unrealized gain on equity securities	(1,976,237)	–
Unrealized loss on cryptocurrencies	38,334	–
Stock compensation expenses	224,433	724,220
Depreciation and amortization	32,632	12,947
Changes in operating assets and liabilities
Accounts receivable	(4,906)	(38,589)
Inventory	24,720	(72,999)
Other current assets	(396,076)	(33,101)
Accounts payable	(84,191)	(80,233)
Accrued interest	(7,798)	(35,185)
Deferred revenue	(74,331)	209,188
Customer deposit	3,840	–
Other accrued liabilities	6,140	65,797
Net cash (used in) operating activities	(5,532,119)	(3,142,888)

Cash flows from investing activities
Purchase of equipment	(161,774)	(26,576)
Sale of investment	75,000	–
Net cash used in investing activities	(86,774)	(26,576)

Cash flows from financing activities
Proceeds of issuance of common stock	610,450	–
Proceeds of issuance of preferred stock, series D-2017	3,548,000	2,750,000
Payments made for preferred stock dividends	(179,375)	(150,831)
Investor deposit	–	(210,100)
Repayments of debts	(945,140)	(410,000)
Proceeds of issuance of new debts	3,111,800	965,140
Net cash provided by financing activities	6,145,735	2,944,209

Effects of currency translation on cash and cash equivalents	16,786	1,887

Net increase in cash and cash equivalents	543,628	(223,368)
Cash and cash equivalents - beginning of period	1,390,258	1,770,729
Cash and cash equivalents - end of period	$1,933,886	$1,547,361

Supplemental cash flow disclosures
Cash paid for interest	$59,708	$42,217
Cash paid for income taxes	$–	$9,878

Supplemental disclosure of non-cash activity

During the three and six months ended November 30, 2018, the company received one stock valued (FMV) at $262,800 and $262,800 for investor relations (“IR”) services which will be performed over one year.

During the three and six months ended November 30, 2017, the company received various stocks valued (FMV) at $422,200 and $1,006,575, respectively, for providing one to twelve months of investor relations (“IR”) services.

See accompanying notes to the financial statements

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations:

Business Description

Chineseinvestors.com, Inc. (the “Company”) was incorporated on January 6, 1997 in the State of Indiana under the corporate name “MAS Acquisition LII Corp.” Prior to June 12, 2000, the Company was a ‘blank check’ company seeking a business combination with an unidentified business.

On June 12, 2000, the Company acquired 8,200,000 shares of common stock, representing 100% of the outstanding shares of Chineseinvestors.com, Inc., which was incorporated in the State of California on June 15, 1999. In connection with this acquisition, Aaron Tsai, our former sole officer and director, was replaced by Chineseinvestors.com, Inc.’s officers and directors.

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

The Company selected Glendale Securities who has offices in Sherman Oaks, California as the market maker for our common stock, the price of which is quoted on the OTC:QB marketplace.

As of November 30, 2018, the Company employed twenty-eight (28) people in its Shanghai Office in a variety of administrative and operational capacities. All are employed full time. The Company also has approximately forty-one (41) full-time employees and approximately eight (8) independent contractors in the US.

XiBiDi (“CBD”) Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a wholly owned foreign enterprise (“WOFE”). CBD Biotech’s primary engages at online and retail sales of hemp-based health products and other complimentary products in PRC. The initial focus of CBD Biotech was the launch of CBD Magic Hemp Series, a hemp-infused cosmetics line.

CBD Biotech obtained Wholesale Alcohol License in November 2017 from Shanghai Wine Monopoly Bureau effective October 24, 2017 for a three-year term, which allows CBD Biotech to act as a liquor distributor. CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its liquor product - Yantai 1985. The Company announced its plans to spin off CBD Biotech in February 2018, which was later postponed to after May 31, 2018. Recently in December 2018, the Company announced that it has retained Boustead Securities, LLC as underwriter for the planned Initial Public Offering (“IPO”) of CBD Biotech, concurrently with a listing on a national securities exchange.

ChineseHempOil.com, Inc.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company. ChineseHempoil.com, Inc. responsible for the development and operation of the online and retail sales of hemp-based products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. In addition, ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, manufactured using a CO2 Extraction process. The Company announced its plans to spin off ChineseHempOil.com, Inc. in February 2018, which was later postponed until after May 31, 2018. Recently in December 2018, the Company announced that it has retained Boustead Securities, LLC as underwriter for the planned Initial Public Offering (“IPO”) of CBD Biotech, concurrently with a listing on a national securities exchange. ChineseHempOil.com, Inc. will no longer be part of this planned spin off.

CBD Biotechnology Co. Ltd.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of hemp-infused consumer products similar to those marketed by the Company’s other subsidiaries via online and other distribution channels.

Newcoins168.com Digital Media Technology Ltd

In April 2018, the Company established a wholly owned foreign enterprise, NewCoins168.com Digital Media Technology Ltd. (Shanghai), registered in China Free Trade Zone with registered capital of 10 million RMB.

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

CIIX Online LTD

In August 2018, the Company formed CIIX Online Ltd. (“CIIX Online”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of the Company’s subscription service to consumers.

2. Liquidity and Capital Resources:

Cash Flows – During the six months ended November 30, 2018, the Company primarily generated cash and cash equivalents, from issuances of its common and preferred stock to fund its operations. The Company received total proceeds of $10,341,050 of proceeds from the issuance of Series “D-2017” convertible preferred stock by November 30, 2018, of which $6,793,050 was received for the year ended May 31, 2018 and $3,548,000 was received for the six months ended November 30, 2018.

Cash flows used in operations for the six months ended November 30, 2018 and 2017 were $5,532,119 and $3,142,888, respectively. The increased cash used in operations was due to increased general and administrative expenses used in operations.

Capital Resources – As of November 30, 2018, the Company had cash and cash equivalents of $1,933,886 as compared to cash and cash equivalents of $1,390,258 as of May 31, 2018.

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

3. Critical Accounting Policies and Estimates:

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited consolidated financial statement  s. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended May 31, 2018, included in our 2018 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended November 30, 2018 are not necessarily indicative of the results for the year ending May 31, 2019 or for any future period.

The consolidated financial statements include the accounts of Chineseinvestors.com Inc. and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include 100% of ChineseHempOil.com Inc., XiBiDi Biotechnology Co, Ltd., Hemp Logic, Inc., CIIX Online, Inc., NewCoins168.com Digital Media Technology Ltd. (Shanghai). Bitcoin Trading Academy LLC and CIIX Online Ltd.

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

Recently Adopted Accounting Pronouncements:

Revenue from Contracts with Customers

On June 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, with regard to FASB ASC 606 Revenue from Contracts with Customers, and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:

The Company’s revenue was mainly derived from four sources:

1.	Investor-relations service income

Investor-relations service income is earned by the Company in return for delivering current, publicly available information related to our customers.

a.	Identify contracts with customers. The Company signs service agreements with customer. The Company always discloses the nature of the contract including that contact price.

b.	Identify performance obligations in the contract. Many of our investor-relations service contracts contain multiple performance obligations. For these contracts, the performance obligations include presentation of customers’ information on Chinesefn.com, translation of all materials to be released, and monthly presentation in the newsletter the Company sends to its registered members. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

c.	Determine the transaction price. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. Judgment is required to determine the standalone selling price for each distinct performance obligation. We typically have more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine the standalone selling price based on our overall pricing objectives, taking into consideration contract term, industry relevance and other factors. Fees are fixed based on rates specified in the service provided agreements, which do not provide for any refunds or adjustments. In determining the transaction price, the effects of the time value of money is not accounted as the normal term of our service provider agreements is one year or less.

d.	The service contract amount is valued based upon the fair market value of the client’s stock closing price at the contract date multiplied by the numbers of shares earned when the service is paid by customers’ common stocks other than cash. For the performance obligations, such as the availability of our customer’s information in our website, the revenue is recognized over the term of the services period while the services are being provided.

e.	For the performance obligations will be surrendered at a point of time, the revenue is recognized after the service is provided. In addition, the Company is applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period.

There is no significant adjustment from the implementation of ASU 2014-09.

2.	Subscription income is recognized over the term of the subscription membership. Subscription fees for our registered members are charged on a per-month basis. Our customers do not have rights to the underlying software code of our solutions, and accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Subscription terms are generally between one to three years but can occasionally be as short as one month or as long as 60 months. Long term deferred revenues are recognized from subscriptions over twelve months.

3.	The Company recognizes revenue of product sales of hemp-related products and liquor distribution upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of contract. Shipping documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery, or to satisfy the performance obligation. The Company determines and allocates the transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

4.	Other revenues include various fee income earned through banner advertisement, webpage hosting and maintenance, on-line promotion and translation services, advertising and promotion fees in the Company’s website, sponsorship fees from investment seminars, road shows, forums at the Company’s website, and referral fee from cryptocurrency transactions. The sales prices of these services are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in the contracts. These revenues are recognized when all significant performance obligations have been satisfied and collection of the resulting receivable is reasonably assured.

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

The equity investment without readily determinable fair value held by the Company is the long-term investment at Breakwater MB, LLC. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. There is no adjustment to the cost of the equity investment in Breakwater MB, LLC for the six months ended November 30, 2018 as no impairment indicator observed by management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2018 and May 31, 2018.

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

As of November 30, 2018 and May 31, 2018, the Company determined that an allowance was not needed.

Concentration of Credit Risk – The Company maintains cash at banks in the United States and People’s Republic of China (“PRC”). Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash deposited with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the PRC, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”), whereas the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”) in the United States. As of November 30, 2018 and May 31, 2018, the Company has $1,390,899 and $780,726 cash balances uninsured, respectively.

Major customers and vendors- For the six-month period ended November 30, 2018, two customers accounted for 30% of total service revenue of the Company with no accounts receivable outstanding as of November 30, 2018. Two customers accounted for 52% of the total service revenue of the Company for the six months ended November 30, 2017 without accounts receivable outstanding as of November 30, 2017.

There was no vendor concentration for the Company as of and for the six months period ended November 30, 2018 and November 30, 2017.

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

In accordance with the provisions of topic 820-10-15-5, which states that an equity security has a readily determinable fair value if it meets the condition of having a “sales prices or bid-and-asked quotations which are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotation systems or by the OTC Markets Group Ins. Restricted stock meets that definition if the restriction terminates within one year.” These shares were classified as marketable securities in accordance with ASC 320-10-25-1 as the Companies intention is to sell them in the near-term (less than one year). In compliance with ASC 320-10-35-1, equity securities that have readily determinable fair values that are classified as marketable securities shall be measured subsequently at fair value in the statement of financial position. The Company has adopted ASU 2016-01 from June 1, 2018, and as a result, unrealized holding gains and losses for marketable equity securities (including those classified as current assets) shall be reported as unrealized gain (loss) in the consolidated statement of operation and comprehensive income (loss) under loss before income taxes.

As these shares will be earned over the term of the contracts, the Company will defer the recognition of the earnings of the revenue over the period the services are performed. The value recorded will be determined by multiplying the average of the closing price on the last day of the month for the period being reported based on closing market price per share.

Inventories – Inventories include Hemp-related finished products and liquor, stated at the lower of cost or net realizable value using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. There was no reserve needed for inventory obsolescence and slow-moving as of November 30, 2018 and May 31, 2018.

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

The Company started to account the investment under equity method in the year ended May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of November 30, 2018 and May 31, 2018.

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

Website Development, Net – The Company accounts for its development costs in accordance with ASC 350-50, “Accounting for Website Development Costs.” The Company’s website comprises multiple features and offerings that are currently developed with ongoing refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs are capitalized as fixed assets. Purchased software costs are capitalized in accordance with ASC 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. All other costs are reviewed to determine whether they should be capitalized or expensed.

Impairment of Long-life Assets – In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended November 30, 2018 and May 31, 2018.

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

As of November 30, 2018 and May 31, 2018, the deferred revenue compromised as following:

	November 30, 2018	May 31, 2018
Deferred subscription	$560,226	$587,194
Unearned IR revenue	252,450	315,238
Total	812,676	902,432
Current	(660,185)	(787,557)
Noncurrent	$152,491	$114,875

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

The carrying amount of cash and cash equivalents, marketable equity securities, accounts receivable, due from related party, other current assets, accounts payable, and short-term notes approximates fair value because of the short-term nature of these instruments and the fair values close to its carrying value for the non-current deferred revenue.

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of November 30, 2018:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$1,933,886	$–	$–	$1,933,886
Marketable equity securities	3,201,191	–	–	3,201,191
Cryptocurrency	22,774	–	–	22,774
Liability -
Short-term notes	$–	$3,161,800	$–	$2,848,806

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of May 31, 2018:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$1,390,258	$–	$–	$1,390,258
Marketable equity securities	1,230,754	–	–	1,230,754
Cryptocurrency	31,479	–	–	31,479
Liability -
Short-term notes	$–	$998,192	$–	$1,058,084

Short-term notes – The fair value of such notes payable had been determined based on 10% and 6% annual interest rates and the proximity to the issuance date as of November 30, 2018 and May 31, 2018, respectively.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the cryptocurrencies.

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, referral commissions and other miscellaneous service revenues generated which is recognized over the period the term of the service term. For the three-month periods ended November 30, 2018 and November 30, 2017. Details as below:

	November 30, 2018	November 30, 2017
Misc. service revenue	$5,481	$–
Bitcoin trading class revenue	–	–
Total	$5,481	$–

For the six-month periods ended November 30, 2018 and November 30, 2017. Details as below:

	November 30, 2018	November 30, 2017
Misc. service revenue	$45,619	$4,754
Bitcoin trading class revenue	32,898	–
Total	$78,517	$4,754

Costs of Services/Products Sold – Costs of services provided are the total direct cost of the Company’s operations in Shanghai and the US. Cost of products sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs.

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

Foreign Currency – The Company has operations in the PRC as a representative office in the PRC, the functional and reporting currency is in U.S. dollars.

The functional currency of the two subsidiaries operated in PRC, CBD Biotech and Newcoins168, is the Chinese Renminbi (“RMB”). The functional currency of the subsidiary operated in Canada, CIIX Online Ltd. is the Canadian Dollar (“CAD”). Assets and liabilities are translated at the exchange rates as of the balance sheet date. Shareholders’ contribution is translated at historical rate. Income and expenditures are translated at the average exchange rate of the period. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The exchange rates used were as follows:

November 30, 2018
Spot rate	RMB 6.82 to US $1.00
Average rate for the three months ended November 30, 2018	RMB 6.91 to US $1.00
Average rate for the six months ended November 30, 2018	RMB 6.79 to US $1.00

Spot rate	CAD 1.33 to US $1.00
Average rate for the six months ended November 30, 2018	CAD 1.32 to US $1.00

May 31, 2018
Spot rate	RMB 6.40 to US $1.00
Average rate for the three months ended November 30, 2017	RMB 6.62 to US $1.00
Average rate for the six months ended November 30, 2017	RMB 6.67 to US $1.00

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact will have on its consolidated financial statements and associated disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, Effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact will have on its consolidated financial statements and associated disclosures.

In August 2018, the FASB issued ASU 2018-13, air Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact will have on its consolidated financial statements and associated disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

4. Stockholders’ Equity:

As of November 30, 2018 and May 31, 2018, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $0.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

During the six months period ended November 30, 2018, the shareholders of preferred stock series-2012 converted 0 shares of preferred stock. During the six months period ended November 30, 2017, the shareholders of preferred stock Series 2012 converted 150,000 shares of preferred stock for 187,500 shares of common stock shares at a conversion rate of 1 share of Series 2012 preferred stock for 1.25 shares of common stock.

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

During the six months period ended November 30, 2018, the shareholders of preferred stock series A-2014 converted 250,000 shares of preferred stock for 625,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock. During the six months period ended November 30, 2017 the shareholders of preferred stock Series A-2014 converted 994,000 shares of preferred stock for 2,485,000 of common stock shares at a conversion rate of 1 share of Series A-2014 preferred stock for 2.50 shares of common stock.

Series C-2016 Convertible Preferred Stock

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the Series C-2016 preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the Series C-2016 Preferred Stock as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible from the date of issuance. We then amortize the BCF over six months period and recorded $1,244,622 and $3,685,520 as deemed dividend that increased accumulated deficit for the periods ended May 31, 2018 and 2017, respectively.

During the six months period ended November 30, 2018, the shareholders of preferred stock series C-2016 converted 129,958 shares of preferred stock for 389,874 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock. During the six months period ended November 30, 2017, the shareholders of preferred stock C-2016 converted 2,908,085 shares of preferred stock for 8,724,255 of common stock shares at a conversion rate of 1 Series C-2016 share of preferred stock for 3.00 shares of common stock.

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

For the six months ended November 30, 2018, the Company issued shares of its Series D-2017 Preferred Stock at a price of $1.00 per share for total proceeds of $3,548,000. The terms of the Series D-2017 preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock at any time from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the preferred shares issued during the six-month ended November 30, 2018 as $967,100. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $967,100 as deemed dividend that increased accumulated deficit as of November 30, 2018.

During the six months period ended November 30, 2018, the shareholders of preferred stock series D-2017 converted 3,434,000 shares of preferred stock for 6,868,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2 shares of common stock.

Common stock

In October 2018, the Company issued 1,109,818 shares of the Company’s common stock at $0.55 per share to accredited investors for total proceeds of $610,450.

Stock compensation and stock payable

On July 26, 2018, the Company entered into a Consulting Agreement with Regal Consulting, LLC (“Regal”). The agreement has a five-month term ending January 2, 2019, pursuant to which Regal will receive 20,000 shares of the Company’s common stock per month for the term of the Agreement for a total of 100,000 shares, in addition to other compensation. $53,600 share-based compensation expense has been recorded associated with the award for the six months ended November 30, 2018.

On August 9, 2018, the Company entered into a Services Agreement with IRTH Communications LLC (“IRTH”). The agreement has a one-year term, pursuant to which ITRH was to receive $100,000 worth of shares of the Company’s common stock in addition to other compensation. On August 22, 2018, the Company adopted a resolution authorizing the issuance of 226,245 shares of the Company’s common stock to IRTH for its professional services to be provided during the term of the agreement. $33,333 share-based compensation expense has been recorded associated with the award for the six months ended November 30, 2018.

On August 9, 2018, the Company entered into a Consulting Agreement with Axis Partners, Inc. (“Axis”). The agreement is for a six-month term, pursuant to which Axis is to receive 150,000 shares of the Company’s common stock for the term of the agreement. On August 22, 2018, the Company adopted a resolution authorizing the issuance of 150,000 shares of the Company’s common stock to Axis for its professional service to be provided during the term of the agreement. $100,500 share-based compensation expense has been recorded associated with the award for the six months ended November 30, 2018.

On August 24, 2018, the Board adopted a resolution ratifying the award to Melissa Armstrong of an additional 50,000 shares of common stock, for a total award of 100,000 shares, effective October 26, 2016. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $33,500 share-based compensation expense was recorded associated with the award for the six months ended November 30, 2018.

On September 11, 2018, the Company issued stock certificates total 526,245 shares for the stock compensation granted to service providers in August 2018. There is no stock compensation payable as of November 30, 2018 and May 31, 2018.

5. Other Current Assets:

Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at period end. Security deposits of office rent in United States, purchase deposits to vendors for the Hemp oil purchase, prepaid expenses in both United States and Shanghai, details as below:

	November 30,	May 31,
	2018	2018
Prepaid expense	$498,123	$79,822
Purchase deposit	72,868	145,376
Cryptocurrency on hands	22,774	31,479
Other current assets	92,343	74,951
	$686,108	$331,628

6. Long-term investments

Long-term investments include: 1) investment at Breakwater MB, LLC accounted as equity investment without readily available fair value since the Company does not have the significant influence, and 2) investment at Sino-U.S. Finance accounted for equity method (see Note 3).

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

Breakwater MB, LLC completed its planned raise of $1,000,000 for 50% of Breakwater MB, LLC’s equity by December 2017. The Company’s equity position in Breakwater MB, LLC stands at 8.75% and 12.5% as of November 30, 2018 and May 31, 2018, respectively. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman held 30% of the equity of Breakwater MB LLC as of May 31, 2018 after a $5,000 cash investment in equity in addition to the services that Mr. Dickman renders to Breakwater MB, LLC.

Subsequently in August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% of the Company’s investment in Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity (the “Redemption Agreement”). The Redemption Agreement provides for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater MB LLC, the redemption, or otherwise relating to CIIX’s relationship with Breakwater MB LLC. As of November 30, 2018, the Company had received the $75,000 payment but not the $25,000 payment due September 15, 2018. The redemption agreement will be amended to reflect the payment by Breakwater MB, LLC in the amount of $75,000 only.  The Company’s equity position in Breakwater MB, LLC currently stands at 8.75% as of November 30, 2018.

7. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30, 2018	May 31, 2018
Furniture & Fixtures	$175,995	$154,748
Leasehold Improvements	123,760	35,176
	299,755	189,924
Less: Accumulated Depreciation	(151,765)	(124,674)
	$147,990	$65,250

Depreciation expense for the six months ending November 30, 2018 and 2017 was $27,090 and $7,795, respectively.

8. Website development, net:

Website development is comprised of the following:

	November 30, 2018	May 31, 2018
Website development	$280,714	$220,598
Less: Accumulated Amortization	(121,863)	(116,320)
	$158,851	$104,278

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2018 and 2017 was $5,542 and $5,152 respectively.

9. Short-term notes:

On October 2017, the Company issued one-year promissory notes (the “2017 Notes”) totaling of $995,140 to various individuals. The interest rate for the 2017 Notes is 6% annum. Of the $995,140, as noted above, $116,669 was rolled over from the 2016 Notes with renegotiated terms. The 2017 Notes were to be secured by the stocks of the following companies held by the Company:

Company name	Shares Secured for Loan
Nemaura Medical, Inc. (NMRD)	100,000
Recon Technology LTD (RCON)	49,999
Solbright Group Inc. (SBRT)	195,122
Nengfa Weiye Energy (NFEC)	218,779
SGOCO Group LTD (SGOC)	29,412

As of November 30, 2018, the Company transferred NMRD shares held to the Collateral Agent. It was determined that with the exception of 2017 Notes secured by NMRD shares, the remaining 2017 Notes were not properly secured. The Company offered the lenders of the unsecured 2017 Notes the option to either rescind the notes or allow the notes to remain in place as unsecured notes in April 2018. $360,000 out of the total $620,000 unsecured 2017 Notes were rescinded.  The $995,140 in short term 2017 Notes were repaid, including all principal and interest pursuant to the note terms. As of November 30, 2018, the Company paid $945,140 short loan and interest.

Pursuant to the 2017 Notes, the Company/Borrower, at its sole discretion, could at any time during the term of the 2017 Notes, sell the above referenced stocks, or in the case of the 2017 Notes properly secured by shares in NMRD, instruct the Collateral Agent to sell the above reference stocks, at which time the principal and accrued interest under the 2017 Notes would be accelerated and would become due and owing, and in addition, an incentive would be due and owing in an amount equal to 20% of the appreciation, if any, of the pledged collateral/stocks sold. None of the respective stocks/pledged collateral was sold during the term of the 2017 Notes, and as noted above, the 2017 Notes were paid full according to their terms and the 2017 Notes were effectively cancelled; therefore, no incentives are due and owing to any of these Lenders. As of November 30, 2018, the Company paid $945,140 of the total $995,140 short term 2017 Notes, the remaining $50,000 short term 2017 Notes was repaid in December 2018.

On August 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-10%”) to individual investors for a maximum $3,000,000 with 10% annual interest rate. As of November 30, 2018, the Company has issued 2018 Notes-10% in the total amount of $3,050,000 from various individual lenders.

On October 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-8%”) to individual investors for a maximum $3,000,000 with 8% annual interest rate. As of November 30, 2018, the Company has issued 2018 Notes-8% in the total amount of $61,800 from various individual lenders.

As of November 30, 2018 and May 31, 2018, the short-term notes are compromised as follows:

	November 30, 2018	May 31, 2018
Short-term 2017 notes
Secured short term notes, due on October 2018, 6% annual interest rate	$50,000	$635,140
Debt incentive to the secured short-term notes above	–	41,539
Short term notes, due on April and May 2018, 6% annual interest rate	–	360,000
Debt incentive related to the short-term notes above	–	21,405
Total short-term 2017 notes	$50,000	$1,058,084

Short-term 2018 notes-annual interest rate 10%	$3,050,000	$–

Short-term 2018 notes-annual interest rate 8%	$61,800	–

Total Short-term notes	$3,161,800	$1,058,084

10. Other Current Liabilities:

Other current liabilities compromise as following:

	November 30, 2018	May 31, 2018
Accrued dividends	$213,877	$179,218
Accrued interests and others	92,195	32,721
Accrued payroll and taxes	219,873	218,599
Total	$525,945	$430,538

Accrued dividends as of November 30, 2018 are comprised of dividends payable to the preferred stock holders, Series D-2017 in the amount of $213,877. Accrued dividends as of May 31, 2018 are comprised of dividends payable to the preferred stock holders, Series C-2016 and Series D-2017, in the amount of $14,981 and $164,237, respectively.

Accrued interest as of November 30, 2018 represents interest payable for the 2018 Notes and 2017 Notes. Accrued interest as of May 31, 2018 represents interest payable for the 2017 Notes.

11. Commitments and Contingencies:

Operating Leases

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as an office presence in San Gabriel, California, New York City, NY, Flushing, NY and Richmond Canada. It also maintains a correspondence address in Arcadia, California on a month to month basis  .

On September 4, 2018, the Company entered into a lease agreement in New York at 40 Wall St., Room 2877, New York, NY 10005 as a support office. The lease term is 24 months and monthly rent at $7,500.

Future minimum lease commitments for office facilities as of November 30, 2018 are as follows:

For the fiscal years ending May 31,
2019 (6 months)	$269,224
2020	360,966
2021	176,989
2022	–
$807,179

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business.

When entering the 2016 Note Agreements, the Company believed that the SINO contract would be executed, and SINO shares would be delivered upon signing the IR service contract. However, the service contract was not executed due to a disagreement among SINO’s management, and as a result, the Company has not obtained the SINO shares as of November 30, 2018. On January 9, 2018, the Company filed a lawsuit in the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD. Currently the case is pending assignment of an arbitration date.

12. Related Party Transactions:

As of November 30, 2018, the Company advanced $168,793 to the Company's CEO, Warren Wang, to reimburse Mr. Wang for advances he made on the Company's behalf to cover then Company's daily operating expenses.  These expenses have not yet been reconciled, but reconciliation is in process and should be completed by the end of the Company's next reporting period.

The Company made a long-term investment of $250,000 to Breakwater MB LLC in March 2017 formed by the Company’s board member and CFO, Paul Dickman. In September 2018, Breakwater MB LLC returned $75,000 of investment to the Company. The Company’s equity position in Breakwater MB, LLC stands at 8.75% as of November 30, 2018. Refer to Note 6 for investment details.

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the three months ended November 30, 2018 and 2017, she received salary compensation of $45,000 and $89,000, respectively. During the six months ended November 30, 2018 and 2017, she received salary compensation of $90,000 and $128,000, respectively.

The Company purchased the shares of Medicine Man Technologies, Inc. (“MDCL”) in April 2014 using the equity method of accounting initially and accounted for the ownership as an investment available for sale as of May 31, 2015 as the Company no longer had “significant influence” over MDCL as a result of shares issuance. The Company liquidated 1,306,378 shares of MDCL for $1,996,939 cash during the year ended May 31, 2017. As of November 30, 2018 and May 31, 2018, the Company still held 41,238 shares of MDCL stock representing $63,816 and $76,496, respectively, of value based upon the closing market price of $1.55 and $1.86, respectively.

13. Subsequent event:

On October, the Company began offering on a best efforts basis (“Offering”), a maximum of $3,000,000 in original issue price (“Maximum Offering”) of its 8% one-year term notes (the “Notes”). As of December 28, 2018, the Company has received net proceeds for the Notes in the total amount of $1,099,800.

There is no other subsequent event after November 30, 2018 through the date of issuance of these unaudited financial statements.

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

XiBiDi Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a WOFE. CBD Biotech primarily engages at online and retail sales of hemp-based health products and other complimentary products in PRC. The initial focus of CBD Biotech was the launch of CBD Magic Hemp Series.

CBD Biotech obtained Wholesale Alcohol License in November 2017 from Shanghai Wine Monopoly Bureau effective October 24, 2017 for a three-year term, which allows CBD Biotech to act as a liquor distributor. CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its liquor product - Yantai 1985. The Company announced its plans to spin off CBD Biotech in February 2018, which was later postponed to after May 31, 2018. Recently in December 2018, the Company announced that it has retained Boustead Securities, LLC as underwriter for the planned Initial Public Offering (“IPO”) of CBD Biotech, concurrently with a listing on a national securities exchange.

ChineseHempOil.com, Inc.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company. ChineseHempoil.com, Inc. responsible for the development and operation of the online and retail sales of hemp-based health products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. In addition, ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, manufactured using a CO2 Extraction process. The Company announced its plans to spin off ChineseHempOil.com, Inc. in February 2018, which was later postponed until after May 31, 2018. Recently in December 2018, the Company announced that it has retained Boustead Securities, LLC as underwriter for the planned Initial Public Offering (“IPO”) of CBD Biotech, concurrently with a listing on a national securities exchange. ChineseHempOil.com, Inc. will no longer be part of this planned spin off.

CBD Biotechnology Co. Ltd.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of hemp infused skin care products infused with hemp extract, via online and other distribution channels. The consumer product line may expand to other types of products as the Company sees fit in the future.

Newcoins168.com Digital Media Technology Ltd.

In April 2018, the Company established a wholly owned foreign enterprise, NewCoins168.com Digital Media Technology Ltd. (Shanghai), registered in China Free Trade Zone with registered capital of 10 million RMB.

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

CIIX Online LTD

In August 2018, the Company formed CIIX Online Ltd. (“CIIX Online”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of the Company’s subscription service to consumers

Business Environment and Trends

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

For three and six months ended November 30, 2018 compared to three and six months ended November 30, 2017

Quarterly Revenues and Expenses

Subscription Revenue: For the three months ended November 30, 2018 and 2017, revenues were $224,587 and $179,333, respectively. For the six months ended November 30, 2018 and 2017, subscription revenues were $450,899 and $315,596 respectively. Both increases  were due to the Company’s increased marketing expenses to attract more individual customers.

Investor Relations-Service Revenue: For the three months ended November 30, 2018 and 2017, revenues were $127,340 and $246,667 respectively. For the six months ended November 30, 2018 and 2017, revenues were $398,588 and $505,033 respectively. The decreases were due to less investor relation clients.

Other Revenue: For the three months ended November 30, 2018 and 2017, revenues were $5,481 and $0 respectively. The increase of $5,481 was due to the bitcoin trading class revenues of $5,481 generated. For the six months ended November 30, 2018 and 2017, other revenues were $78,517 and $4,754 respectively, for an increase of $73,763. This increase was due to offering bitcoin trading education programs and mining revenue generated from cryptocurrencies.

Sales of Products: For the three months ended November 30, 2018 and 2017, revenues were $290,857 and $39,603 respectively, for an increase of $251,254. For the six months ended November 30, 2018 and 2017, revenues were $432,621 and $57,568 respectively, for an increase of $375,053. Both increases were due to the increased sales of the Company’s hemp products and baijiu liquor products.

Cost of Revenue: Cost of services for the three months ended November 30, 2018 and 2017 were $461,132 and $385,588 respectively, for an increase of $75,544 over the same period in 2017. Cost of services for the six months ended November 30, 2018 and 2017 were $852,949 and $658,219 respectively, for an increase of $194,730 over the same period in 2017. Cost of products for the three months ended November 30, 2018 and 2017 were $126,084 and $15,050 respectively for an increase of $111,034. Cost of products for the six months ended November 30, 2018 and 2017 were $198,829 and $19,951 respectively for an increase of $178,878. This significant increase was due to the Company’s sale of its hemp and baijiu liquor products.

Gross profit (loss) and gross margin: The Company’s gross margin on service revenue decreased to negative 29% (gross loss $103,724 on $357,408 of revenue) in the three months ending November 30, 2018 from 9% (gross profit $40,412 on $426,000 of revenue) in the three months ended November 30, 2017. The Company’s gross margin on service revenue decreased to 8% ($75,055 on $928,004 of revenue) in the six months ending November 30, 2018 from 20% ($167,164 on $825,383 of revenue) in the six months ended November 30, 2017. The gross margin decrease for service revenue is due to increased personnel expenses related to the service revenue generated. The Company’s gross margin on product sales decreased to 57% ($164,773 on $290,857 of revenue) in the three months ending November 30, 2018 from 62% ($24,553 on $39,603 of revenue) in the three months ended November 30, 2017. The Company’s gross margin on product sales decreased to 54% ($233,792 on $432,621 of revenue) in the six months ending November 30, 2018 from 65% ($37,617 on $57,568 of revenue) in the six months ended November 30, 2017. The decrease in gross margin for product sales was due to the price reduction on hemp related products.

General & Administrative Expenses: For the three months ended November 30, 2018 and 2017, expenses were $2,689,224 and $1,887,872, respectively for an increase of $801,352 which was related to the addition of staff and independent contractors. For the six months ended November 30, 2018 and 2017, expenses were $4,578,465  and $3,109,803, respectively for an increase of $1,468,662.

Advertising Expenses: For the three months ended November 30, 2018 and 2017, expenses were $361,843 and $303,977 respectively. For the six months ended November 30, 2018 and 2017, expenses were $679,134 and $529,219 respectively. The increase is due to the Company’s increased advertising and news coverage in several different cities and in different languages.

Interest Income (expenses) : For the three months ended November 30, 2018 and 2017, interest income was $63,922 and interest expenses were $7,693 respectively. The interest income is due to the adjustment for previous accrued interest incentive for 2017 Notes, the 2017 Notes were paid full according to their terms and the 2017 Notes were effectively cancelled; therefore, no incentives are due and owing to any of these Lenders. For the six months ended November 30, 2018 and 2017, interest expenses were $48,911 and $14,534 respectively. The increase in interest expense is due to the Company having issued one-year notes to investors (refer to short-term notes for details).

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising-based revenues, increasing its offerings of other consulting services, and sale of Hemp related and liquor products. Since its inception in 1997, the Company has, at times, relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock. The Company is currently engaged in a private placement of its Series D-2017 convertible preferred stock. The Company has received $10,341,050 from various investors. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations.

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

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Interim Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Refer to our annual report on Form 10-K for the year ended May 31, 2018 PART II Item 9A Controls and Procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding that it believes will have a material adverse effect upon its business or financial position.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Section 4. Stockholder’s Equity, page 18.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: January 14, 2019	By:	/s/ Paul Dickman
Paul Dickman
Chief Financial Officer

Date: January 14, 2019	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

