Form 10-Q
period 2019-02-28
Chineseinvestors.com, Inc.
filed 2019-04-15
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period__________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

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

As of February 28, 2019 there were outstanding 41,006,497 shares of the issuer’s common stock, par value $0.001 per share, 445,000 shares of the issuer’s Series 2012 convertible preferred stock, par value $0.001 per share, 356,000 shares of the issuer’s Series A-2014 convertible preferred stock, par value $0.001 per share, 363,000 shares of the issuer’s Series C-2016 convertible preferred stock, par value $0.001 per share, and 6,572,050 shares of the Series D-2017 convertible preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended February 28, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

Expressed in U.S. Dollars

	February 28,	May 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$2,287,965	$1,390,258
Accounts receivable, net	28,012	9,815
Marketable equity securities	927,443	1,230,754
Inventories	152,283	130,679
Due from related party	–	87,379
Other current assets	1,092,183	331,628
Total current assets	4,487,886	3,180,513

Non-current assets
Long-term investments	175,000	250,000
Property and equipment, net	113,118	65,250
Website development, net	166,155	104,278
Other assets	50,230	76,271
Total non-current assets	504,503	495,799

Total assets	$4,992,389	$3,676,312
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$250,683	$359,597
Short-term notes	4,311,114	1,058,084
Deferred revenue, current	746,811	787,557
Other current liabilities	495,426	430,538
Total current liabilities	5,804,034	2,635,776

Non-current liabilities
Long-term deferred revenue	133,218	114,875
Total Non-current Liabilities	133,218	114,875

Total liabilities	5,937,252	2,750,651

Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock, series 2012, $0.001 par value 20,000,000 authorized, 445,000 and 445,000 were issued and outstanding at February 28, 2019 and May 31, 2018, respectively	445	445
Preferred stock, series A-2014, $0.001 par value 20,000,000 authorized, 356,000 and 606,000 were issued and outstanding at February 28, 2019 and May 31, 2018, respectively	356	606
Preferred stock, series C-2016, $0.001 par value 20,000,000 authorized, 363,000 and 622,958 were issued and outstanding at February 28, 2019 and May 31, 2018, respectively	363	623
Preferred stock, series D-2017, $0.001 par value 20,000,000 authorized, 6,572,050 and 6,643,050 were issued and outstanding at February 28, 2019 and May 31, 2018, respectively	6,572	6,643
Common stock $0.001 par value 80,000,000 authorized 41,006,497 and 29,520,560 were issued and outstanding February 28, 2019 and May 31, 2018, respectively	41,007	29,522
Additional paid-in capital	42,745,256	36,651,070
Accumulated deficit	(43,729,798)	(35,268,062)
Accumulated other comprehensive income (loss)	(9,064)	(495,186)
Total Shareholders' equity	(944,863)	925,661

Total liabilities and shareholders’ equity	$4,992,389	$3,676,312

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended February 28, 2019 and 2018

Expressed in U.S. Dollars

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Operating revenues
Investor relations services	$147,664	$196,627	$546,251	$701,660
Subscriptions	229,220	214,506	680,119	530,102
Sales CBD/hemp products	1,061,318	183,185	1,493,939	240,753
Other	6,620	201,986	97,447	206,741
Total revenue	1,444,822	796,304	2,817, 756	1,679,256

Cost of revenue
Services	253,135	367,301	1,106,084	1,025,519
Products	759,369	79,092	958,198	91,462
	1,012,504	446,393	2,064,282	1,116,981

Gross profit (loss)	432,318	349,911	753,474	562,275

Operating Expenses
General and administrative expenses	3,273,479	1,844,826	7,850,987	4,962,210
Advertising expenses	298,297	301,073	977,431	830,292
Total operating expenses	3,571,776	2,145,899	8,828,418	5,792,502

Net loss from operations	(3,139,458)	(1,795,988)	(8,074,944)	(5,230,227)

Other income/(expense)
Other income	(209)	1,279	5,693	10,153
Interest income (expense)	(146,283)	(17,186)	(195,194)	(31,719)
Net realized (loss) gain on investments	1,881,159	–	1,612,559	–
Unrealized (loss) gain on equity securities	(1,957,422)	–	18,814	–
Unrealized (loss) gain on cryptocurrencies	1,610	–	(36,724)	–
Total other income (expense)	(221,145)	(15,907)	1,405,148	(21,566)

Loss before income taxes	(3,360,603)	(1,811,895)	(6,669,796)	(5,251,793)
Income tax expenses	–	–	–	–
Net loss	$(3,360,603)	$(1,811,895)	$(6,669,796)	$(5,251,793)

Deemed dividend for the beneficial conversion of convertible preferred stock	(25,600)	(2,120,523)	(992,700)	(5,168,865)
Preferred stock dividends	(98,420)	(89,047)	(312,454)	(244,586)
Net loss attributable to common shareholders	(3,484,623)	(4,021,465)	(7,974,950)	(10,665,244)

Other comprehensive income (loss)
Unrealized investment (loss)	–	(144,399)	–	(236,666)
Foreign currency translation loss	(6,211)	–	(665)	–

Comprehensive loss attributable to common shareholders	$(3,490,834)	$(4,165,864)	$(7,975,615)	$(10,901,910)

Loss per share-basic and diluted	$(0.08)	$(0.15)	$(0.22)	$(0.52)
Weighted average number of shares outstanding - basic & diluted	43,332,692	26,100,627	35,623,585	20,387,616

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended February 28, 2019 and 2018

Expressed in U.S. Dollars

	2019	2018
Cash flows from operating activities
Net loss	$(6,669,796)	$(5,251,793)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(395,023)	(611,657)
Investment loss (gain) on marketable securities	(1,612,559)	–
Unrealized loss (gain) on equity securities	(18,814)	–
Unrealized loss on cryptocurrencies	36,724	–
Stock compensation expenses	882,273	724,220
Depreciation and amortization	46,407	34,024
Changes in operating assets and liabilities
Accounts receivable	(9,270)	(16,734)
Inventory	(23,937)	(110,802)
Other current assets	(655,224)	(224,995)
Accounts payable	(109,053)	(109,798)
Accrued interest	135,485	(18,000)
Deferred revenue	(104,118)	319,311
Customer deposit	97,421	3,008
Other accrued liabilities	740	99,109
Net cash (used in) operating activities	(8,398,744)	(5,164,107)

Cash flows from investing activities
Purchase of equipment	(139,241)	(206,016)
Sale of investments	75,000	–
Proceeds from sale of marketable securities	2,313,734	–
Net cash provided by (used in) investing activities	2,249,493	(206,016)

Cash flows from financing activities
Proceeds of issuance of common stock	610,450	–
Proceeds of issuance of preferred stock, series D-2017	3,578,000	5,933,050
Payments made for preferred stock dividends	(393,502)	(306,627)
Investor deposits	–	(210,100)
Repayments of debts	(995,140)	(410,000)
Proceeds of issuance of new debts	4,259,800	995,140
Net cash provided by financing activities	7,059,608	6,001,463

Effects of currency translation on cash and cash equivalents	(12,650)	11,079

Net increase in cash and cash equivalents	897,707	642,419
Cash and cash equivalents - beginning of period	1,390,258	1,770,729
Cash and cash equivalents - end of period	$2,287,965	$2,413,148

Supplemental cash flow disclosures
Cash paid for interest	$59,708	$47,217
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash activity

During the three and nine months ended February 28, 2019, the Company received one stock valued (FMV) at $116,250 and $379,050, respectively, for investor relations (“IR”) services to be performed within one year.

During the three and nine months ended February 28, 2018, the Company received various stocks valued (FMV) at $0 and $1,006,575 respectively, for various IR service agreements with terms ranging from one to twelve months.

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

Chineseinvestors.com, Inc. was established as an ‘in language’ (Chinese) financial information web portal, offering news and information relative to the US Equity and Financial Markets, as well as certain other specific financial markets (including China A Shares, FOREX, etc.). Over the years, various informational components have been added and the general content of the web portal has improved as the Company continues to derive a material portion of its income from the various subscription services it offers to its customers, which provide investment education, news and analysis on the US Equity and Financial Markets as well as news about particular stocks that we are following. Nevertheless, we do not provide our subscribers with individualized investment advice and never have investment discretion over any subscribers’ or site visitors’ funds. As described below, providing investor relations services for other companies, especially those requiring Mandarin language support, now accounts for our most significant revenue source.

The registrant’s investor relations agreements typically obligate the registrant to provide translations of the client’s releases into English from Mandarin or from English into Mandarin, to feature advertisements about the client on the www.chinesefn.com website, and otherwise to assist the client in achieving its goals, which may be to increase the client’s stock price, to increase awareness of the clients and their stock or to help the client to move from pink sheets to an established public securities market. Not all of those goals are shared by every client. Promotions geared to the Chinese American market is the underlying common thread, generally in the form of advertisements on the chinesefn.com website. The registrant also provides other services intended to increase awareness and knowledge of its clients’ businesses and stocks within the Chinese American community.

The registrant generally receives a fee consisting of cash, the client’s securities, or a combination of the two for the services. The securities offer success incentives and align the interests of the registrant and the client.

Chineseinvestors.com, Inc. has been in continuous operation since July 1999 using the web domains (uniform resource locators) of www.chineseinvestors.com and www.chinesefn.com.

We established a Representative Office business presence in leased office space in Shanghai, China in late 2000 from which we fulfill most of our support services. We also have a leased office presence in San Gabriel, California, New York City, NY and Flushing, NY and Richmond, British Columbia.

In 2010, the Company filed a Form 10 registration statement to become a public reporting company under the Exchange Act of 1934 in order to facilitate the Company’s ability to raise capital on the public market.

The Company selected Glendale Securities, with offices in Sherman Oaks, California, as the market maker for our common stock, the price of which is quoted on the OTC:QB marketplace.

As of February 28, 2019, the Company employed twenty-six (26) people in its Shanghai Office in a variety of administrative and operational capacities. All are employed full time. The Company also has approximately thirty-six (36) full-time employees and approximately eight (8) independent contractors in the US.

XiBiDi (“CBD”) Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a wholly owned foreign enterprise (“WOFE”). CBD Biotech’s primary focus is online and retail sales of industrial hemp-infused skincare products and other complimentary products in PRC. The initial focus of CBD Biotech was the launch of CBD Magic Hemp Series, a hemp-infused skincare line.

CBD Biotech obtained Wholesale Alcohol License in November 2017 from Shanghai Wine Monopoly Bureau, effective October 24, 2017 for a three-year term, which allows CBD Biotech to act as a liquor distributor. CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its liquor product - Yantai 1985. The Company announced its plans to spin off CBD Biotech in February 2018, which was later postponed. In December 2018, the Company announced that it had retained Boustead Securities, LLC as underwriter for the planned Initial Public Offering (“IPO”) of CBD Biotech concurrently with a listing on a national securities exchange.

As of February 28, 2019, CBD Biotech employed twelve (12) people in its Shanghai Office in a variety of administrative and operational capacities. All are employed full time.

ChineseHempOil.com, Inc.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center,” a Delaware corporation, as a wholly owned subsidiary of the Company. ChineseHempoil.com, Inc. is responsible for the development and operation of online and retail sales of industrial hemp-based products in the United States. Chinese Wellness Center is the Company’s retail store located in the predominantly Chinese community of San Gabriel, California, next to the Company’s headquarters. ChineseInvestors.com, Inc. announced the release of its first industrial hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, manufactured using a CO2 Extraction process. In or about February 2018, the Company announced its plans to spin off ChineseHempOil.com, Inc., which was later postponed. In December 2018, the Company announced that it had retained Boustead Securities, LLC as underwriter for the planned Initial Public Offering (“IPO”) of CBD Biotech, concurrently with a listing on a national securities exchange. ChineseHempOil.com, Inc. will no longer be part of this planned spin-off.

As of February 28, 2019, ChineseHempOil.com, Inc. employed six (6) full time employees in the United States.

CBD Biotechnology, Inc.

In June 2017, the Company formed CBD Biotechnology, Inc. (“CBD Canada”), incorporated in the Province of British Columbia, as a WOFE, which is intended to focus on the sales of industrial hemp consumer products similar to those marketed by the Company’s other subsidiaries via online and other distribution channels.

Newcoins168.com Ltd

In April 2018, the Company established NewCoins168.com Digital Media Technology Ltd. (Shanghai) as a WOFE registered in China Free Trade Zone, with registered capital of 10 million RMB.

As of February 28, 2019, NewCoins168 employed one (1) person in its Shanghai Office in a variety of administrative and operational capacities.

Bitcoin Trading Academy LLC

In or about March 2018, the Company established Bitcoin Trading Academy, LLC, a California limited liability company, formerly known as Stock Surge Momentum. LLC, a California limited liability company, with Warren (Wei) Wang, the Company’s CEO, as its sole managing member. Mr. Wang has transferred all of his interest in Bitcoin Trading Academy, LLC to the Company for $1 consideration. Bitcoin Trading Academy LLC began offering in person and on-line courses on cryptocurrency investment and trading education in July 2018.

CIIX Online LTD

In August 2018, the Company formed CIIX Online Ltd. (“CIIX Online”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of the Company’s subscription service to consumers.

As of February 28, 2019, CIIX Online employed one (1) person in its Canada Office in a variety of administrative and operational capacities.

Blue Ocean Capital Holding LLC

On November 11, 2018, the Company established Blue Ocean Capital Holding LLC (“Blue Ocean”), a Delaware limited liability company, as a 90% owned subsidiary of the Company. Blue Ocean is in the process of acquiring AMC International Securities LLC, a registered broker-dealer that is to be a wholly owned subsidiary of Blue Ocean, which is intended operate as a security business as a member of the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In that regard, the Company deposited $75,000 into William W. Uchimoto Law’s escrow account as of February 28, 2019.

2. Liquidity and Capital Resources:

Cash Flows – During the nine months ended February 28, 2019, the Company primarily generated cash and cash equivalents, from issuances of its common and preferred stock to fund its operations. The Company received total proceeds of $10,371,050 of proceeds from the issuance of Series “D-2017” convertible preferred stock as of February 28, 2019, $6,793,050 of which was received for the year ended May 31, 2018 and $3,578,000 of which was received for the nine months ended February 28, 2019.

Cash flows used in operations for the nine months ended February 28, 2019 and 2018 were $8,398,744 and $5,164,107, respectively. The increased cash used in operations was due to increased general and administrative expenses used in operations.

Capital Resources – As of February 28, 2019, the Company had cash and cash equivalents of $2,287,965 as compared to cash and cash equivalents of $1,390,258 as of May 31, 2018.

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

3. Critical Accounting Policies and Estimates:

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited consolidated financial statement s. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended May 31, 2018, included in our 2018 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the nine months ended February 28, 2019 are not necessarily indicative of the results for the year ending May 31, 2019 or for any future period.

The consolidated financial statements include the accounts of Chineseinvestors.com Inc. and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include 100% of ChineseHempOil.com Inc., XiBiDi Biotechnology Co, Ltd., Hemp Logic, Inc., CIIX Online, Inc., NewCoins168.com Digital Media Technology Ltd. (Shanghai), Bitcoin Trading Academy LLC and CIIX Online Ltd.

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

Recently Adopted Accounting Pronouncements:

Revenue from Contracts with Customers

On June 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, with regard to FASB ASC 606 Revenue from Contracts with Customers, and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:

The Company’s revenue was mainly derived from four sources:

1.	Investor-relations service income

Investor-relations service income is earned by the Company in return for delivering current, publicly available information related to our clients.

a.	Identify contracts with clients. The Company enters into service agreements with clients. The Company always discloses the nature of the contract including the contact price.

b.	Identify performance obligations in the contract. Many of our investor-relations service contracts contain multiple performance obligations, including presentation of clients’ information on Chinesefn.com, translation of client all materials to be released, and monthly presentation in the newsletter the Company sends to its registered members. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

c.	Determine the transaction price. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. Judgment is required to determine the standalone selling price for each distinct performance obligation. We typically have more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine the standalone selling price based on our overall pricing objectives, taking into consideration contract term, industry relevance and other factors. Fees are fixed based on rates specified in the service provided agreements, which do not provide for any refunds or adjustments. In determining the transaction price, the effects of the time value of money is not accounted as the normal term of our service provider agreements are one year or less.

d.	The service contract amount is valued based upon the fair market value of the clients’ stock closing price at the contract date multiplied by the numbers of shares earned when the service is paid by clients’ common stocks other than cash. For the performance obligations, such as the availability of our clients’ information in our website, the revenue is recognized over the term of the services period while the services are being provided,

e.	For the performance obligations will be surrendered at a point of time, the revenue is recognized after the service is provided. In addition, the Company is applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period.

There is no significant adjustment from the implementation of ASU 2014-09.

2.	Subscription income is recognized over the term of the subscription membership. Subscription fees for our registered members are charged on a per-month basis. Our customers do not have rights to the underlying software code of our solutions, and accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Subscription terms are generally between one to three years but can occasionally be as short as one month or as long as 60 months. Long term deferred revenues are recognized from subscriptions over twelve months.

3.	The Company recognizes revenue of product sales of hemp-related products and liquor distribution upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of contract. Shipping documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery, or to satisfy the performance obligation. The Company determines and allocates the transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

4.	Other revenues include various fee-based income earned through banner advertisements, webpage hosting and maintenance, on-line promotion and translation services, advertising and promotion fees on the Company’s website, sponsorship fees from investment seminars, road shows, forums on the Company’s website, and referral fees from cryptocurrency referrals. The sales prices of these services are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in these contracts. These revenues are recognized when all significant performance obligations have been satisfied and collection of the resulting receivable is reasonably assured.

The Company recognized revenue pursuant to revenue recognition principles presented in SAB Topic 13 prior to May 31, 2018. First, persuasive evidence of an arrangement. Second, delivery has occurred, or services have been rendered. Third the seller’s price to the buyer is fixed or determinable. And last collectability is reasonably assured. We adopted ASU 2014-09, or ASC 606, on June 1, 2018 and it did not have a material impact on our financial position or results of operations. The guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The equity investment without readily determinable fair value held by the Company is the long-term investment at Breakwater MB, LLC. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. There is no adjustment to the cost of the equity investment in Breakwater MB, LLC for the nine months ended February 28, 2019 as no impairment indicator observed by management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2019 and May 31, 2018.

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

As of February 28, 2019 and May 31, 2018, the Company determined that an allowance was not needed.

Concentration of Credit Risk – The Company maintains cash at banks in the United States and People’s Republic of China (“PRC”). Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash deposited with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the PRC, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”), whereas the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”) in the United States. As of February 28, 2019 and May 31, 2018, the Company had $306,429 and $780,726 cash balances uninsured, respectively.

Major customers and vendors- For the nine-month period ended February 28, 2019, two customers accounted for 26% of total service revenue of the Company with no accounts receivable outstanding as of February 28, 2019. One customer accounted for 34% of the total service revenue of the Company for the nine months ended February 28, 2018 without accounts receivable outstanding as of February 28, 2018.

There was no vendor concentration for the Company as of and for the nine months period ended February 28, 2019 and February 28, 2018.

The Company has operations in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Marketable equity securities – Marketable equity securities is comprised of publicly traded stocks received in return for providing investor relations services to the Company’s clients. The service terms range from one month to a year. The Company considers the securities to be liquid and convertible to cash in under a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term.

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

Inventories – Inventories include hemp-related finished products and liquor, stated at the lower of cost or net realizable value using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. There was no reserve needed for inventory obsolescence and slow-moving as of February 28, 2019 and May 31, 2018.

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

In September 2017, the Company entered a letter of intent to invest $60,000 (44.45% of ownership) to jointly operate Beijing New Sino-North America Financial Information Co., Ltd and its subsidiaries (“Sino-U.S. Finance”) with three Chinese individuals to operate a mobile application under the name of “Sino-U.S. Finance” slated to provide a platform of information and analysis for Chinese-speaking investors in the PRC and US.

The Company started to account the investment under equity method in the year ended May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of February 28, 2019 and May 31, 2018.

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

Impairment of Long-life Assets – In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended February 28, 2019 and May 31, 2018.

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

The Company also receives shares of stocks and warrants as means of payments for IR services provided. The fair market value of the stocks and warrants on the contract date are amortized and recognized as IR revenue over term of the contracts. When these services are prepaid by clients, the amount of the prepayment is initially recorded as an asset with an offsetting unearned revenue liability.

As of February 28, 2019 and May 31, 2018, the deferred revenue compromised as following:

	February 28, 2019	May 31, 2018
Deferred subscriptions	$610,493	$587,194
Unearned IR revenues	269,536	315,238
Total	880,029	902,432
Current	(746,811)	(787,557)
Noncurrent	$133,218	$114,875

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of February 28, 2019:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$2,287,965	$–	$–	$2,287,965
Marketable equity securities	927,443	–	–	927,443
Cryptocurrency	47,027	–	–	47,027
Liability -
Short-term notes	$–	$4,311,114	$–	$3,944,563

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of May 31, 2018:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$1,390,258	$–	$–	$1,390,258
Marketable equity securities	1,230,754	–	–	1,230,754
Cryptocurrency	31,479	–	–	31,479
Liability -
Short-term notes	$–	$998,192	$–	$1,058,084

Short-term notes – The fair value of such notes payable had been determined based on 10% and 6% annual interest rates and the proximity to the issuance date as of February 28, 2019 and May 31, 2018, respectively.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the cryptocurrencies.

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, referral fees and other miscellaneous service revenues generated which are recognized over the term the services are to be provided. For the three-month periods ended February 28, 2019 and 2018 details as below:

	February 28, 2019	February 28, 2018
Misc. service revenues	$6,620	$–
Bitcoin trading class revenues	–	–
Referral fees	–	201,986
Total	$6,620	$201,986

For the nine-month periods ended February 28, 2019 and 2018 details as below:

	February 28, 2019	February 28, 2018
Misc. service revenues	$64,549	$4,755
Bitcoin trading class revenues	32,898	–
Referral fees	–	201,986
Total	$97,447	$206,741

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

According to ASC 470-20-30-6 intrinsic value shall be calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. In according to ASC 470-20-30-8, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. Since all the preferred stocks have been issued on different dates, we calculate the intrinsic value for each individual preferred stock issuance based on stock issuance date. If the intrinsic value exceeds actual proceeds we received, actual proceeds will be BCF, otherwise, the intrinsic value is the BCF.

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

The exchange rates used were as follows:

February 28, 2019
Spot rate	RMB 6.69 to US $1.00
Average rate for the three months ended February 28, 2019	RMB 6.85 to US $1.00
Average rate for the nine months ended February 28, 2019	RMB 6.81 to US $1.00

Spot rate	CAD 1.32 to US $1.00
Average rate for the three months ended February 28, 2019	CAD 1.32 to US $1.00
Average rate for the nine months ended February 28, 2019	CAD 1.32 to US $1.00

May 31, 2018
Spot rate	RMB 6.32 to US $1.00
Average rate for the three months ended February 28, 2018	RMB 6.40 to US $1.00
Average rate for the nine months ended February 28, 2018	RMB 6.58 to US $1.00

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact will have on its consolidated financial statements and associated disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

4. Stockholders’ Equity:

As of February 28, 2019 and May 31, 2018, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $0.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

During the nine months period ended February 28, 2019, the shareholders of preferred stock series-2012 converted 0 shares of preferred stock. During the nine months period ended February 28, 2018, the shareholders of preferred stock Series 2012 converted 150,000 shares of preferred stock for 187,500 shares of common stock shares at a conversion rate of 1 share of Series 2012 preferred stock for 1.25 shares of common stock.

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

During the nine months period ended February 28, 2019, the shareholders of preferred stock series A-2014 converted 250,000 shares of preferred stock for 625,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock. During the nine months period ended February 28, 2018 the shareholders of preferred stock Series A-2014 converted 1,064,000 shares of preferred stock for 2,660,000 of common stock shares at a conversion rate of 1 share of Series A-2014 preferred stock for 2.50 shares of common stock.

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

During the nine months period ended February 28, 2019, the shareholders of preferred stock series C-2016 converted 259,958 shares of preferred stock for 779,874 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock. During the nine months period ended February 28, 2018, the shareholders of preferred stock C-2016 converted 3,977,085 shares of preferred stock for 11,931,255 of common stock shares at a conversion rate of 1 Series C-2016 share of preferred stock for 3.00 shares of common stock.

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

For the nine months ended February 28, 2019, the Company issued shares of its Series D-2017 Preferred Stock at a price of $1.00 per share for total proceeds of $3,578,000. The terms of the Series D-2017 preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock at any time from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the preferred shares issued during the nine-month ended February 28, 2019 as $992,700. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $992,700 as deemed dividend that increased accumulated deficit as of February 28, 2019.

During the nine months period ended February 28, 2019, the shareholders of preferred stock series D-2017 converted 3,649,000 shares of preferred stock for 7,298,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2 shares of common stock.

Common stock

In October 2018, the Company issued 1,109,818 shares of the Company’s common stock at $0.55 per share to accredited investors for total proceeds of $610,450.

Stock compensation and stock payable

On July 26, 2018, the Company entered into a Consulting Agreement with Regal Consulting, LLC (“Regal”). The agreement had a five-month term ending January 2, 2019, pursuant to which Regal received 20,000 shares of the Company’s common stock per month for the term of the Agreement for a total of 100,000 shares, in addition to other compensation. $67,000 in share-based compensation expense has been recorded associated with the award for the nine months ended February 28, 2019.

On August 9, 2018, the Company entered into a Services Agreement with IRTH Communications LLC (“IRTH”) for a one-year term, pursuant to which ITRH was to receive $100,000 worth of shares of the Company’s common stock in addition to other compensation. On August 22, 2018, the Company adopted a resolution authorizing the issuance of 226,245 shares of the Company’s common stock to IRTH for its professional services to be provided during the term of the agreement. $58,333 in share-based compensation expense has been recorded associated with the award for the nine months ended February 28, 2019.

On August 9, 2018, the Company entered into a Consulting Agreement with Axis Partners, Inc. (“Axis”). The agreement was for a six-month term, pursuant to which Axis received 150,000 shares of the Company’s common stock for the term of the agreement. On August 22, 2018, the Company adopted a resolution authorizing the issuance of 150,000 shares of the Company’s common stock to Axis for its professional services to be provided during the term of the agreement. $100,500 share-based compensation expense has been recorded associated with the award for the nine months ended February 28, 2019.

On August 24, 2018, the Board adopted a resolution ratifying the award to Melissa Armstrong of an additional 50,000 shares of common stock, for a total award of 100,000 shares, effective October 26, 2016. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $33,500 share-based compensation expense was recorded associated with the award for the nine months ended February 28, 2019.

On September 11, 2018, the Company issued stock certificates in a total amount of 526,245 shares for the stock compensation granted to service providers in August 2018.

On December 19, 2018, the Company awarded various employees stock compensation total 1,147,000 shares of common stock. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $619,440 share-based compensation expense was recorded associated with the award for the nine months ended February 28, 2019.

There is no stock compensation payable as of February 28, 2019 and May 31, 2018.

5. Other Current Assets:

Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at period end. Security deposits of office rent in United States, purchase deposits to vendors for the CBD product purchase, prepaid expenses in both United States and Shanghai, details as below:

	February 28,	May 31,
	2019	2018
Prepaid expenses	$378,340	$79,822
Purchase deposits	560,438	145,376
Cryptocurrency on hands	47,027	31,479
Other current assets	106,378	74,951
	$1,092,183	$331,628

6. Long-term investments

Long-term investments include: 1) investment at Breakwater MB, LLC accounted as equity investment without readily available fair value since the Company does not have the significant influence on management, and 2) investment at Sino-U.S. Finance accounted for on the equity method (see Note 3).

In March 2017, the Company made a $250,000 investment in Breakwater MB, LLC, a cannabis-focused investment and consulting company, formed by Paul Dickman, the Company’s former CFO and a former board member of ChineseInvestors.com, Inc., as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital was to be primarily be used to cover the costs of becoming a publicly traded company, a strategy the Company expects will provide significant investment appreciation and opportunity for liquidity. All opportunities will be evaluated by the investment committee comprised of ChineseInvestors.com, Inc.’s CEO Warren Wang, Medicine Man Technologies CEO Andy Williams, and Paul Dickman. Mr. Dickman is the managing member of Breakwater MB, LLC and Warren Wang serves as an advisor receiving no compensation for his services.

Breakwater MB, LLC completed its planned raise of $1,000,000 for 50% of Breakwater MB, LLC’s equity by December 2017. The Company’s equity position in Breakwater MB, LLC stands at 8.75% and 12.5% as of February 28, 2019 and May 31, 2018, respectively. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman held 30% of the equity of Breakwater MB LLC as of May 31, 2018 after a $5,000 cash investment in equity in addition to the services that Mr. Dickman renders to Breakwater MB, LLC.

Subsequently in August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% of the Company’s investment in Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity (the “Redemption Agreement”). The Redemption Agreement provided for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater MB LLC, the redemption, or otherwise relating to CIIX’s relationship with Breakwater MB LLC. As of February 28, 2019, the Company had received the $75,000 payment but not the $25,000 payment due September 15, 2018. The redemption agreement will be amended to reflect the payment by Breakwater MB, LLC in the amount of $75,000 only. The Company’s equity position in Breakwater MB, LLC currently stands at 8.75% as of February 28, 2019.

7. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	February 28, 2019	May 31, 2018
Furniture & Fixtures	$177,574	$154,748
Leasehold Improvements	98,663	35,176
	276,237	189,924
Less: Accumulated Depreciation	(163,119)	(124,674)
	$113,118	$65,250

Depreciation expense for the nine months ended February 28, 2019 and 2018 was $38,445 and $26,296, respectively.

8. Website development, net:

Website development is comprised of the following:

	February 28, 2019	May 31, 2018
Website development	$290,823	$220,598
Less: Accumulated Amortization	(124,668)	(116,320)
	$166,155	$104,278

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 28, 2019 and 2018 was $8,348 and $7,728 respectively.

9. Short-term notes:

On October 2017, the Company issued one-year promissory notes (the “2017 Notes”) totaling of $995,140 to various individual lenders. The interest rate for the 2017 Notes was 6% annum. Of the $995,140 noted above, $116,669 was rolled over from the 2016 Notes with renegotiated terms. The 2017 Notes were to be secured by the stocks of the following companies held by the Company:

Company name	Shares Secured for Loan
Nemaura Medical, Inc. (NMRD)	100,000
Recon Technology LTD (RCON)	49,999
Solbright Group Inc. (SBRT)	195,122
Nengfa Weiye Energy (NFEC)	218,779
SGOCO Group LTD (SGOC)	29,412

As of February 28, 2019, the Company transferred NMRD shares held to the Collateral Agent. It was determined that with the exception of 2017 Notes secured by NMRD shares, the remaining 2017 Notes were not properly secured. The Company offered the lenders of the unsecured 2017 Notes the option to either rescind the notes or allow the notes to remain in place as unsecured notes in April 2018. $360,000 out of the total $620,000 unsecured 2017 Notes were rescinded. The $995,140 in short term 2017 Notes were repaid, including all principal and interest pursuant to the note terms. As of February 28, 2019, the Company paid $995,140 loan principle and interest.

Pursuant to the 2017 Notes, the Company/Borrower, at its sole discretion, could at any time during the term of the 2017 Notes, sell the above referenced stocks, or in the case of the 2017 Notes properly secured by shares in NMRD, instruct the Collateral Agent to sell the above reference stocks, at which time the principal and accrued interest under the 2017 Notes would be accelerated and would become due and owing, and in addition, an incentive would be due and owing to the lenders collectively secured by NMRD in the total amount equal to 20% of the appreciation, if any, of the pledged collateral/stocks sold. None of the respective stocks/pledged collateral was sold during the term of the 2017 Notes, and as noted above, the 2017 Notes were paid full according to their terms and the 2017 Notes were effectively cancelled; therefore, no incentives are due and owing to any of these Lenders. As of February 28, 2019, the Company paid $995,140 of the total $995,140 short term 2017 Notes.

On August 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-10%”) to individual lenders for a maximum $3,000,000 with 10% annual interest rate. As of February 28, 2019, the Company has issued 2018 Notes-10% in the total amount of $3,030,000 from various individual lenders.

On October 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-8%”) to individual lenders for a maximum $3,000,000 with 8% annual interest rate. At the time the Notes were executed, the Company held 220,000 shares of NF Energy Savings Corporation (“NFEC”) (the “Securities”). As of February 28, 2019, the Company had issued 2018 Notes-8% in the total amount of $1,154,800 to various individual lenders. The 2018 Notes – 8% included an incentive based on the NFEC share value of $10.38 per share (the “Base Value”). As provided for in the 2018 Notes – 8%, the Company/ Borrower agreed that if Borrower, at its sole discretion, sold any of the Securities, all of the Lenders in the Class would be entitled to receive in the aggregate, twenty percent (20%) of the excess of the sales proceeds of such Securities over the Base Value(the “Incentive Payment”). The Lender’s share of the Incentive Payment would be determined by the fraction of the total loan to all loans in the class, not exceed $3,000,000. As of February 28, 2019, the Company sold all holdings in NEFC and accrued incentives totaling $51,314 incentive payable to the lenders.

On February 2019, the board of directors of the Company approved the Company offering unsecured one-year term notes (the “2019 Notes-10%”) to individual lenders for a maximum $5,000,000 with 10% annual interest rate. As of February 28, 2019, the Company has issued 2019 Notes-10% in the total amount of $75,000 from various individual lenders.

As of February 28, 2019 and May 31, 2018, the short-term notes are compromised as follows:

	February 28, 2019	May 31, 2018
Short-term 2017 notes
Secured short term notes, due on October 2018, 6% annual interest rate	$–	$635,140
Debt incentive to the secured short-term notes above	–	41,539
Short term notes, due on April and May 2018, 6% annual interest rate	–	360,000
Debt incentive related to the short-term notes above	–	21,405
Total short-term 2017 notes	$–	$1,058,084

Short-term 2018 notes-annual interest rate 10% due August to October 2019	$3,030,000	$–

Short-term 2018 notes-annual interest rate 8% due December 2019	$1,154,800	$–
Debt incentive related to the short-term notes above	51,314	–
Total short-term 2018 notes-annual interest rate 8%	$1,206,114	$–

Short-term 2019 notes-annual interest rate 10% due February 2020	$75,000	$–

Total Short-term notes	$4,311,114	$1,058,084

10. Other Current Liabilities:

Other current liabilities compromise as following:

	February 28, 2019	May 31, 2018
Accrued dividends	$98,170	$179,218
Accrued interests and others	181,777	32,721
Accrued payroll and taxes	215,479	218,599
Total	$495,426	$430,538

Accrued dividends as of February 28, 2019 are comprised of dividends payable to the preferred stock holders, Series D-2017 in the amount of $98,170. Accrued dividends as of May 31, 2018 are comprised of dividends payable to the preferred stock holders, Series C-2016 and Series D-2017, in the amount of $14,981 and $164,237, respectively.

Accrued interest as of February 28, 2019 represents interest payable for the 2018 Notes and 2019 Notes. Accrued interest as of May 31, 2018 represents interest payable on the 2017 Notes.

11. Commitments and Contingencies:

Operating Leases

The Company currently maintains leased space in Shanghai, China San Gabriel, California, New York City, NY, Flushing, NY and Richmond British Columbia Canada. It also maintains a correspondence address in Arcadia, California on a month to month basis.

On September 4, 2018, the Company entered into a lease agreement in New York at 40 Wall St., Room 2877, New York, NY 10005 as a support office. The lease term is 24 months and monthly rent is $7,500.

Future minimum lease commitments for office facilities as of February 28, 2019 are as follows:

For the fiscal years ending May 31,
2019 (3 months)	$129,101
2020	360,966
2021	176,989
2022	–
$667,056

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business.

On September 1, 2016, the Company entered into a Service Provider Agreement with SINO-GLOBAL SHIPPING AMERICA LTD (“SINO”) to perform investor relations services for SINO in exchange for 60,000 shares of SINO Rule of 144 restricted stock. When entering the 2016 Note Agreements, the Company believed that the SINO shares would be delivered as provided for in the agreement. However, the shares were not delivered purportedly due to a disagreement among SINO’s management, and as a result, the Company has not obtained the SINO shares as of February 28, 2019. On January 9, 2018, the Company filed a lawsuit in the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD. Currently the case is pending with arbitration to commence in the coming months.

12. Related Party Transactions:

The Company made a long-term investment of $250,000 to Breakwater MB LLC in March 2017 formed by the Company’s former board member and former CFO, Paul Dickman. In September 2018, Breakwater MB LLC returned $75,000 of investment to the Company. The Company’s equity position in Breakwater MB, LLC stands at 8.75% as of February 28, 2019. Refer to Note 6 for investment details.

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the three months ended February 28, 2019 and 2018, she received salary compensation of $45,000 and $92,000, respectively. During the nine months ended February 28, 2019 and 2018, she received salary compensation of $135,000 and $220,000, respectively.

The Company purchased the shares of Medicine Man Technologies, Inc. (“MDCL”) in April 2014 using the equity method of accounting initially and accounted for the ownership as an investment available for sale as of May 31, 2015 as the Company no longer had “significant influence” over MDCL as a result of shares issuance. The Company liquidated 1,306,378 shares of MDCL for $1,996,939 cash during the year ended May 31, 2017. The Company received 31,250 shares of MDCL stock for IR services which will be provided for a period of six months starting January 15, 2019. As of February 28, 2019 and May 31, 2018, the Company still held 72,488 shares of MDCL stock representing $139,902 and $76,496, respectively, of value based upon the closing market price of $1.93 and $1.86, respectively.

13. Subsequent event:

On February 2019, the board of directors of the Company approved the Company offering unsecured one-year term notes (the “2019 Notes-10%”) to individual lenders for a maximum $5,000,000 with 10% annual interest rate. As of March 31, 2019, the Company has received 2019 Notes-10% in the total amount of $250,000 from various individual lenders.

There is no other subsequent event after February 28, 2019 through the date of issuance of these unaudited consolidated financial statements.

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

The Company continues to develop its investor relations business. These clients represent companies whose shares are traded in various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

XiBiDi Biotechnology Co., Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a WOFE. CBD Biotech’s primary focus is online and retail sales of industrial hemp skincare products and other complimentary products in PRC. The initial focus of CBD Biotech was the launch of CBD Magic Hemp Series.

CBD Biotech obtained Wholesale Alcohol License in November 2017 from Shanghai Wine Monopoly Bureau effective October 24, 2017 for a three-year term, which allows CBD Biotech to act as a liquor distributor. CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its liquor product - Yantai 1985. The Company announced its plans to spin-off CBD Biotech in February 2018, which was later postponed. In December 2018, the Company announced that it retained Boustead Securities, LLC as underwriter for the planned IPO of CBD Biotech, concurrently with a listing on a national securities exchange.

ChineseHempOil.com, Inc.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as wholly owned subsidiary of the Company. ChineseHempoil.com, Inc. is responsible for the development and operation of online and retail sales of industrial hemp consumer products in the United States. Chinese Wellness Center is the retail store located in the predominantly Chinese community of San Gabriel, California, located next to the Company’s headquarters. ChineseInvestors.com, Inc. announced the release of its first hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, manufactured using a CO2 Extraction process. The Company also announced its plans to spin off ChineseHempOil.com, Inc. in February 2018, which was later postponed. In December 2018, the Company announced that it had retained Boustead Securities, LLC as underwriter for the planned IPO of CBD Biotech, concurrently with a listing on a national securities exchange. ChineseHempOil.com, Inc. will no longer be part of this planned spin-off.

CBD Biotechnology Co. Inc.

In June 2017, the Company formed CBD Biotechnology Inc. (“CBD Canada”), incorporated in the Province of British Columbia as a WOFE which is anticipated to focus on the sales of industrial hemp infused skincare products, via online and other distribution channels. The consumer product line may expand to other types of products as the Company sees fit in the future.

Newcoins168.com Digital Media Technology Ltd.

In April 2018, the Company established NewCoins168.com Digital Media Technology Ltd. (Shanghai) as a WOFE, registered in China Free Trade Zone with registered capital of 10 million RMB.

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

Blue Ocean Capital Holding LLC

On November 11, 2018, the Company established Blue Ocean Capital Holding LLC (“Blue Ocean”), a Delaware limited liability company, as a 90% owned subsidiary of the Company. Blue Ocean is in the process of acquiring AMC International Securities LLC, a registered broker-dealer that is to be a wholly owned subsidiary of Blue Ocean and which is intended to operate as a security business as a member of the FINRA, a self-regulatory organization under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company deposited $75,000 into William W. Uchimoto Law’s escrow account as of February 2018, 2019.

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

For three and nine months ended February 28, 2019 compared to three and nine months ended February 28, 2018

Quarterly Revenues and Expenses

Subscription Revenues: For the three months ended February 28, 2019 and 2018, revenues were $229,220 and $214,506, respectively. For the nine months ended February 28, 2019 and 2018, subscription revenues were $680,119 and $530,102 respectively. Both increases were due to the Company’s increased marketing expenses to attract more individual customers.

Investor Relations-Service Revenues: For the three months ended February 28, 2019 and 2018, revenues were $147,664 and $196,627 respectively. For the nine months ended February 28, 2019 and 2018, revenues were $546,251 and $701,660 respectively. The decreases were attributable to a decrease in investor relations clients.

Other Revenues: For the three months ended February 28, 2019 and 2018, revenues were $6,620 and $201,986 respectively. The decrease of $195,366 was due to the lack of referral fees generated from cryptocurrency referrals for three months ended February 2018. For the nine months ended February 28, 2019 and 2018, other revenues were $97,447 and $206,741 respectively, for a decrease of $109,294. The income generated in nine months ended February 28, 2019 was attributed to bitcoin trading education programs offered by the Company and mining revenue generated from cryptocurrencies. The income generated in nine months ended February 28, 2019 was attributed to referral fees earned from cryptocurrency referrals.

Sales of CBD/Hemp Products: For the three months ended February 28, 2019 and 2018, revenues were $1,061,318 and $183,185 respectively, for an increase of $878,133. For the nine months ended February 28, 2019 and 2018, revenues were $1,493,939 and $240,753 respectively, for an increase of $1,253,186. Both increases were due to the increased sales of the Company’s industrial hemp products and baijiu liquor products.

Cost of Revenue: Cost of services for the three months ended February 28, 2019 and 2018 were $253,135 and $367,301 respectively, for a decrease of $114,166 over the same period in 2018. Cost of services for the nine months ended February 28, 2019 and 2018 were $1,106,084 and $1,025,519 respectively, for an increase of $80,565 over the same period in 2018. Cost of products for the three months ended February 28, 2019 and 2018 were $759,369 and $79,092 respectively for an increase of $680,277. Cost of products for the nine months ended February 28, 2019 and 2018 were $958,198 and $91,462 respectively for an increase of $866,736. This significant increase was due to the Company’s sale of its industrial hemp and baijiu liquor products.

Gross profit (loss) and gross margin: The Company’s gross margin on service revenue decreased to 34% (gross profit $130,369 on $383,504 of revenue) in the three months ending February 28, 2019 from 40% (gross profit $245,818 on $613,119 of revenue) in the three months ended February 28, 2018. The Company’s gross margin on service revenue decreased to 16% ($217,733 on $1,323,817 of revenue) in the nine months ending February 28, 2019 from 29% ($412,984 on $1,438,503 of revenue) in the nine months ended February 28, 2018. The gross margin decrease for service revenue is due to increased personnel expenses related to the service revenues generated. The Company’s gross margin on product sales decreased to 28% ($301,949 on $1,061,318 of revenue) in the three months ended February 28, 2019 from 57% ($104,093 on $183,185 of revenue) in the three months ended February 28, 2018. The Company’s gross margin on product sales decreased to 36% ($535,741 on $1,493,939 of revenue) in the nine months ending February 28, 2019 from 62% ($149,291 on $240,753 of revenue) in the nine months ended February 28, 2018. The decrease in gross margin for product sales was due to price reductions offered on industrial hemp products and increased sales expenses related to baijiu liquor product sales.

General & Administrative Expenses: For the three months ended February 28, 2019 and 2018, expenses were $3,273,479 and $1,844,826, respectively for an increase of $1,428,653 which was related to the addition of staff and independent contractors. For the nine months ended February 28, 2019 and 2018, expenses were $7,850,987 and $4,962,210, respectively for an increase of $2,888,777 attributable to the addition of staff and expenses related to the China subsidiaries.

Advertising Expenses: For the three months ended February 28, 2019 and 2018, expenses were $298,297 and $301,073 respectively. For the nine months ended February 28, 2019 and 2018, expenses were $977,431 and $830,292 respectively. The increase is due to the Company’s increased advertising and news coverage in several different cities and in different languages.

Interest Income (expenses): For the three months ended February 28, 2019 and 2018, interest expense was $146,283 and $17,186, respectively for an increase of $129,097 attributable to the one-year notes issued to various individual lenders (refer to short-term notes for details). For the nine months ended February 28, 2019 and 2018, interest expenses were $195,194 and $31,719 respectively for an increase of $163,475 attributable to one-year notes issued to various individual lenders by the Company (refer to short-term notes for details).

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising-based revenues, increasing its offerings of other consulting services, and sale of industrial hemp and liquor products. Since its inception in 1997, the Company has, at times, relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock and $10,371,050 through the issuance of its Series D-2017 convertible preferred stock. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: April 15, 2019	By: /s/ Patrick Leung
Patrick Leung
Chief Financial Officer

Date: April 15, 2019	By: /s/ Wei Wang
Wei Wang
Chief Executive Officer

