Form 10-K
period 2019-05-31
Chineseinvestors.com, Inc.
filed 2019-08-29
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

Copies to: Michael E. Shaff, Esq., Irvine Venture Law Firm, LLP

19900 MacArthur Boulevard, Suite 530, Irvine, CA 92612 Telephone (949) 660-7700

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	None

Securities registered pursuant to Section 12(g) of the Act: All Common Stock $0.001 par value

Securities registered pursuant to Section 12(b) of the Act: - NONE

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on November 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $15,136,493. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of August 28, 2019, there were outstanding 48,738,497 shares of our common stock, par value $0.001 per share and 445,000 shares of the Company’s Series 2012 preferred stock, par value $0.001 per share, 356,000 shares of the Company’s Series A-2014 preferred stock, par value $0.001 per share and 193,000 shares of the Company’s Series C-2016 preferred stock, par value $0.001 and 5,722,050 shares of the Company’s Series D-2017 preferred stock, par value $0.001.

Documents incorporated by reference: None

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MAY 31, 2019

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

Item 1. Business.

1.a.) General Development of Business

Chineseinvestors.com, Inc.

Chineseinvestors.com was incorporated on January 6, 1997 in the State of Indiana under the corporate name “MAS Acquisition LII Corp.” Prior to June 12, 2000, the Company was a ‘blank check’ company seeking a business combination with an unidentified business. On June 12, 2000, we acquired 8,200,000 shares of common stock, representing 100% of the outstanding shares of Chineseinvestors.com, Inc., which was incorporated in the State of California on June 15, 1999. In connection with this acquisition, Aaron Tsai, the former sole officer and director, was replaced by Chineseinvestors.com, Inc.’s officers and directors. The stockholders of Chineseinvestors.com, Inc. were issued 8,200,000 shares of its common stock, or approximately 96% of the total outstanding common shares. After giving effect to the acquisition, Chineseinvestors.com, Inc. became a wholly owned subsidiary and its name was changed to Chineseinvestors.com, Inc. Immediately prior to the acquisition of Chineseinvestors.com, Inc., MAS Capital Inc. returned 8,200,000 shares of common stock for cancellation without any consideration.

Chineseinvestors.com, Inc. was established as an ‘in language’ (Chinese) financial information web portal that provides information about US Equity and Financial Markets, as well as other financial markets. Over the years, various informational components have been added to the Company’s web portal and the general content has been improved as the Company continues to derive a material portion of its income from various subscription services it offers to its customers. The Company’s subscription services provide education about investing, news, and analysis on the US Equity Markets as well as news about particular stocks that the Company follows. Nevertheless, the Company does not provide its subscribers with individualized investment advice and it never has investment discretion over any subscribers’ or site visitors’ funds.

In addition, the Company provides investor relations services for other companies, especially those requiring Mandarin language support, which now accounts for one of the Company’s most significant revenue sources. In that regard, the Company translates client releases into English from Mandarin or vice versa , features client advertisements on the www.chinesefn.com website, and otherwise assists clients in achieving their particular goals, which may include, increasing the client’s stock price, increasing general awareness about the client and their stock, and/or moving from pink sheets to an established public securities market. All of those goals are not shared by every client. However, promotions geared to the Chinese American market are the underlying common thread, generally in the form of advertisements on the chinesefn.com website.

In exchange for the services it provides, the Company generally receives a fee consisting of cash, client securities or a mix of cash and equity. Equity compensation provides success incentives, aligning the interests of the Company and its clients.

Chineseinvestors.com, Inc. has been in continuous operation since July 1999 using the web domains (uniform resource locators) of www.chineseinvestors.com and www.chinesefn.com.

The Company established representative offices in leased office space in Shanghai, China in late 2000, where it fulfills most of its support services. In addition, the Company maintains offices in San Gabriel, California, New York City, New York and Flushing, New York and Richmond, British Columbia.

In 2010, the Company filed a Form 10 registration statement to become a public reporting company under the Exchange Act of 1934 in order to facilitate the Company’s ability to raise capital on the public market and retained B F Borgers CPA PC to act as its independent auditor.

Glendale Securities, with offices in Sherman Oaks, California, was selected as the Company’s market maker for its common stock, the price of which is quoted on the OTC:QB marketplace. The symbol for the Company’s common stock is CIIX.

As of May 31, 2019, the Company employed twenty-two (22) full-time employees in its Shanghai Office in a variety of administrative and operational capacities. The Company also employs approximately thirty-one (31) full-time employees and approximately eight (8) independent contractors in the U.S.

XiBiDi Biotechnology Co., Ltd./CBD Biotechnology Co. Ltd.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd./CBD Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, Peoples Republic of China, founded as a wholly owned foreign enterprise (“WOFE”) of ChineseInvestors.com Inc. CBD Biotech’s primary focus is online and retail sales of industrial hemp-infused skincare products and liquor in the PRC. CBD Biotech’s first product launch was CBD Magic Hemp Series, an industrial hemp-infused skincare line.

Thereafter in November 2017, CBD Biotech obtained Wholesale Alcohol License from the Shanghai Wine Monopoly Bureau, effective October 24, 2017 for a three-year term, which allows CBD Biotech to act as a liquor distributor. CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute its liquor product - Yantai 1985. The Company announced plans to spin off CBD Biotech in February 2018, which was later postponed. Thereafter, in December 2018, the Company announced that it had retained an underwriter for the planned Initial Public Offering (“IPO”) of CBD Biotech concurrently with a listing on a national securities exchange.

On or about February 27, 2019, CBD Biotech, Inc., an exempted company with limited liability incorporated in the Cayman Islands, was formed (“CBD Biotech Cayman”). CBD Biotech Cayman is solely owned by Wei Wang, ChineseInvestors.com, Inc.’s Chief Executive Officer, and Alex Hamilton, Chairman and Chief Financial Officer of CBD Biotech. Currently, ChineseInvestors.com, Inc. is in the process of entering into a Share Exchange Agreement with CBD Biotech and the shareholders of CBD Biotech Cayman (the “Share Exchange Agreement”). Under the terms of the proposed Share Exchange Agreement, the Company will transfer all of its shares of CBD Biotech, which represents 100% of CBD Biotech’s outstanding shares to CBD Biotech Cayman (the “Share Exchange”). In exchange for the transfer of the CBD Biotech shares, CBD Biotech Cayman will issue 2,521,739 shares of its Class A Ordinary Shares and 2,320,000 of its Class B Ordinary Shares to the Company. Following the Share Exchange, CBD Biotech will become a wholly owned subsidiary of CBD Biotech Cayman. Following the Share Exchange, pre-initial public offering (“IPO”) Company will own approximately 71.6% of CBD Biotech Cayman’s Class A shares and 86.3% of the class B shares. Post-IPO, the Company will own 65.4% of CBD Biotech Cayman’s Class A shares and 48.6% of the Class B shares. All operations will be conducted through CBD Biotech and CBD Biotech will continue to operate two business lines, cosmetics and liquor.

As of May 31, 2019, CBD Biotech employed sixteen (16) full-time employees in its Shanghai Office in a variety of administrative and operational capacities. Its CFO, Alex Hamilton, is based in the Company’s New York office.

ChineseHempOil.com, Inc.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center,” a Delaware corporation (“CHO”), as a wholly owned subsidiary of the Company. CHO is responsible for online and retail sales of industrial hemp products in the United States. Chinese Wellness Center is the Company’s retail store located in the predominantly Chinese community of San Gabriel, California, next to the Company’s headquarters. In or about February 2018, the Company announced its plans to spin off CHO, which was later postponed. In December 2018, the Company announced that it had retained an underwriter for the planned Initial Public Offering (“IPO”) of CBD Biotech, concurrently with a listing on a national securities exchange. CHO will no longer be part of this planned spin-off.

As of May 31, 2019, ChineseHempOil.com, Inc. employed six (6) full-time employees in the United States.

CBD Biotechnology Co. Ltd.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of industrial hemp- products, via online and other distribution channels. CBD Canada has not generated any income as of May 31, 2019.

Newcoins168.com LTD

On or about January 25, 2018, a certificate of incorporation was filed with the Registrar in St. Vincent and the Grenadines establishing Newcoins168.com, LTD (“Newcoins Grenadine”). Pursuant to the Certificate of Incumbency, issued on May 28, 2018, the Registered Office for Newcoins Grenadine is Suite 305, Griffith Corporate Centre, Beachmont, P.O. Box 15 l O. Kingstown. Saint Vincent and the Grenadines. All of Newcoins Grenadine’s registered shares, 1000 shares, were issued to ChineseInvestors.com, Inc.’s CEO, Wei Wang. Wei Wang holds these shares as agent for ChneseInvestors.com, Inc. Newcoins Grenadine’s total authorized capital is $1,000,000.

Newcoins Grenadine was established to develop a full-service retail Forex and CFD platform that connects with one of the market’s leading trading platforms to provide customers with Forex/CFD market trading service, as well as offering education, market information, and insights for customers related to the Forex/CFD market. The platform has 992 subscribers in the Philippines, Malaysia, Indonesia, Russia, Hong Kong, Brunei and India It does not have registered users in the US. As of August 19, 2019, none of these registered users have deposited funds in their accounts.

In that regard on or about February 27, 2019 Newcoins Grenadine entered into a Technology Solution Agreement with Match-Trade Technologies (“MTT”), pursuant to which MTT agreed to provide Newcoins Grenadine with a trading infrastructure (integrated electronic systems and software) designed to offer a platform to Newcoins Grenadine’s clients for the trading of financial products, i.e., Forex and/or CFDs and/or other financial instruments offered to Newcoins Grenadine’s clients. In or about March 2019, Newcoins Grenadine entered into an agreement with Forexstreet S.L. (“FS”) pursuant to which FS agreed to provide daily news feeds and updates. Newcoins Grenadine platform has not generated any revenues to date. Given the platform’s target audience is outside of the US and China, it has been challenging to convert leads generated as a result of advertising and marketing efforts into account deposits that will lead to trading due to the significant language barrier. The Company has determined that the expense that would be required to hire and trains native speakers to assist the platform’s potential account holders/traders would outweigh the potential gain and has decided to focus its efforts on the Company’s core, traditional business lines. In an effort to reduce fixed costs associated with the platform, the Company is in the process of cancelling these service agreements and is considering discontinuing the platform.

Newcoins168.com Digital Media Technology Ltd.

In April 2018, the Company established a wholly owned foreign enterprise, NewCoins168.com Digital Media Technology Ltd (Shanghai), registered in China Free Trade Zone with registered capital of 10 million RMB. As of May 31, 2019, NewCoins168 employed two (2) full-time employees in its Shanghai Office in a variety of administrative and operational capacities.

Bitcoin Trading Academy, LLC

In or about March 2018, the Company established Bitcoin Trading Academy, LLC, a California limited liability company, formerly known as Stock Surge Momentum. LLC, a California limited liability company (“BTA LLC”), with Warren (Wei) Wang, the Company’s CEO, as its sole managing member. Mr. Wang has transferred all of his interest in BTA LLC to the Company for $1 consideration. BTA LLC began offering in person and on-line courses on cryptocurrency investment and trading in July 2018. BTA LLC has since ceased to offer its cryptocurrency news and courses due to decreased consumer demand, presumably related to the 2018 Cryptocurrency Crash. Although the cryptocurrency market is slowly rebounding, currently, the Company does not have short-term plans to resume these programs.

CIIX Online LTD

In August 2018, the Company formed CIIX Online Ltd. (“CIIX Online”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of the Company’s subscription service to consumers.

As of May 31, 2019, CIIX Online employed two (2) full-time employees in its Canada Office in a variety of administrative and operational capacities.

Blue Ocean Capital Holding LLC

On November 11, 2018, the Company established Blue Ocean Capital Holding LLC (“BO”), a Delaware limited liability company. On January 23, 2019, BO entered into an Equity Transfer Agreement (“ETA”) with The Connell Company (“CC”) whereby CC will sell its 100% ownership stake in Connell Securities LLC (“CS”) to BO. CS is a registered broker-dealer and member of FINRA. BO is a Delaware limited liability company with two members — Wei Wang, the Company’s chief executive officer, who owns 10% of the issued and outstanding member units and CIIX, which owns 90% of the issued and outstanding member units. Pursuant to the ETA, the purchase price of CS is $75,000 and is subject to review and approval of FINRA before the sale can be consummated. In accordance with the ETA, BO’s $75,000 purchase price is held in escrow and will be disbursed to CC upon closing or returned to BO if no closing occurs. Prior to the ETA in or about August 2017 the Company explored purchasing a broker-dealer, Global Emerging Capital Group, LLC fka Radnor Research & Trading (“GEC”). Claudette Burgess-Gay was the CEO, CCO, CFO, FINOP for GEC. With regard to this transaction, GEC was represented by William Uchimoto, Esq. The Company declined to proceed with the acquisition of GEC. Thereafter, on or about October 1, 2018, the Company entered into a compensation agreement with Ms. Burgess-Gay, pursuant to which Ms. Burgess-Gay was to receive compensation in the amount of $5,000.00/month in exchange for her efforts to locate a full-service broker-dealer being offered for sale, to assist in negotiating the terms with the seller for acquisition of 100% of the broker-dealer and to ensure full compliance with all broker-dealer requisites. Mr. Uchimoto represents the Company’s subsidiary, BO, with regard to its efforts to purchase CS. Following closing of the purchase of CS, Ms. Burgess-Gay is to be the President, Chief Compliance Officer, Chief Anti-Money Laundering Officer and Financial and Operations Principal of the broker-dealer that will be renamed AMC International Securities LLC.

Donald Capital, LLC

Donald Capital, LLC, is a Delaware limited liability company established on May 7, 2018. In exchange for capital contributions totaling $160,000 from ChineseInvestors.com, Inc., the Company received a 24.9% interest in Donald Capital LLC. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of CBD Biotech Cayman and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Strategy Group. Donald Capital LLC is a registered broker dealer approved by FINRA effective May 14, 2019. Donald Capital LLC will serve clients around the globe in the private, micro, small and middle capitalization arenas through pre-capital raise and strategic advisory, capital raise and other services that will be offered through network partners.

1.b.) Shareholder, Company, and Material Events Recap

During the third quarter of fiscal year 2013, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series 2012 convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2019, no shares of Series 2012 Convertible Preferred Stock were converted into common stock and 445,000 shares remain unconverted as of May 31, 2019.

In the years ended May 31, 2016 and 2015, respectively, the Company issued 720,000 and 1,885,000 shares of preferred stock as Series A-2014 Convertible Preferred Stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two (2) years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2019, 250,000 shares of Series A-2014 Convertible Preferred Stock were converted into common stocks and 356,000 shares remain unconverted as of May 31, 2019.

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2019, 429,958 shares of Series C-2016 Convertible Preferred Stock were converted into common stocks and 193,000 shares remain unconverted as of May 31, 2019.

In the year ended May 31, 2018, the Company issued 6,793,050 shares of its Series D-2017 Preferred stock at a price of $1.00 per share for total proceeds of $6,793,050. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2019, the Company issued 3.578,000 shares of its Series D-2017 Preferred stock at a price of $1.00 per share for total proceeds of $3,578,000. 4,184,000 shares of Series D-2017 Convertible Preferred Stock were converted into common stocks and 6,037,050 shares remain unconverted as of May 31, 2019.

In August 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-10%”) to individual lenders for a maximum $3,000,000 with 10% annual interest rate. As of May 31, 2019, the Company had issued 2018 Notes-10% in the total amount of $3,030,000 from various individual lenders.

In October 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-8%”) to individual lenders for a maximum $3,000,000 with 8% annual interest rate. At the time the Notes were executed, the Company held 220,000 shares of NF Energy Savings Corporation (“NFEC”) (the “Securities”). As of May 31, 2019, the Company had issued 2018 Notes-8% in the total amount of $1,154,800 to various individual lenders. The 2018 Notes – 8% included an incentive based on the NFEC share value of $10.38 per share (the “Base Value”). As provided for in the 2018 Notes – 8%, the Company/ Borrower agreed that if Borrower, at its sole discretion, sold any of the Securities, all of the Lenders in the Class would be entitled to receive in the aggregate, twenty percent (20%) of the excess of the sales proceeds of such Securities over the Base Value (the “Incentive Payment”). The Lender’s share of the Incentive Payment would be determined by the fraction of the total loan to all loans in the class, not exceed $3,000,000. As of May 31, 2019, the Company sold all holdings in NEFC and accrued incentives totaling $51,314 incentive payable to the lenders.

In October 2018, the board of directors of the Company approved the Company to offer the Company’s common stock at $0.55 per share to accredited investors. As of May 31, 2019, the Company issued 1,109,818 shares of for total proceeds of $610,450.

On February 2019, the board of directors of the Company approved the Company offering unsecured one-year term notes (the “2019 Notes-10%”) to individual lenders for a maximum $5,000,000 with 10% annual interest rate. As of May 31, 2019, the Company had issued 2019 Notes-10% in the total amount of $ 1,688,908 from various individual lenders.

INDUSTRIAL HEMP BUSINESS LINES

Xibidi Biotechnology Co. Ltd

ChineseHempOil.com, Inc.

CBD Biotechnology Co. Ltd.

See Item 1. Business, 1.a.) General Development of Business, pages 1 and 2

OTHER INVESTMENTS

Breakwater MB, LLC

In March 2017, the Company made a $250,000 investment in Breakwater MB, LLC (“Breakwater”), a cannabis-focused investment and consulting company, formed by Paul Dickman, former CFO and former board member of ChineseInvestors.com, Inc., as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital will primarily be used to cover the costs of becoming a publicly traded company, a strategy the Company expects will provide significant investment appreciation and opportunity for liquidity. All opportunities will be evaluated by the investment committee comprised of ChineseInvestors.com, Inc.’s CEO, Warren Wang, Medicine Man Technologies CEO, Andy Williams, and Paul Dickman, he is a managing member of Breakwater. Warren Wang serves as an advisor to Breakwater receiving no compensation for his services.

Breakwater completed its planned raise of $1,000,000 for 50% of Breakwater’s equity by December 2017. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman held 30% of the equity of Breakwater as of May 31, 2019 after a $5,000 cash investment in Breakwater MB equity in addition to the services that Mr. Dickman renders.

Subsequently in August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% the Company’s investment in Breakwater. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity (the “Redemption Agreement”) The Redemption Agreement provides for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater, the redemption, or otherwise relating to the Company’s relationship with Breakwater. As of May 31, 2019, the Company only received $75,000, therefore, the Company’s current ownership at 8.75%. Breakwater issued a dividend to the Company using the stock holding Breakwater has in Grow Flow Corp. Breakwater transferred 400,000 shares of Grow Flow Corp to the Company which was valued at $35,000 as of May 31, 2019.

In September 2017, the Company entered a letter of intent to invest $60,000 (44.45% of ownership) to jointly operate Beijing New Sino-North America Financial Information Co., Ltd and its subsidiaries (“Sino-U.S. Finance”) with three Chinese individuals for a mobile application under the name of “Sino-U.S. Finance” which was intended to provide a platform of information and analysis for Chinese-speaking investors in the PRC and US. The Company accounts for the investment under the equity method. The Company has abandoned the Sino-US Finance project.

Blue Ocean Capital Holding LLC

Donald Capital, LLC

See Item 1. Business, 1.a.) General Development of Business, page 4

CRYPTOCURRENCY INVESTMENTS & BUSINESS LINES

In November 2017, the Company launched www.newcoins168.com, a free portal providing news and investment education in the Chinese language for the global Chinese community covering cryptocurrency basics, trading guidelines, market commentary and analysis regarding cryptocurrency, blockchain technology and mining, sector-related stock trends and ETFs and strategies and opportunities to capitalize on the cryptocurrency market.

See Item 1. Business, 1.a.) General Development of Business

Newcoins168.com LTD

Bitcoin Trading Academy, LLC

Newcoins168.com Digital Media Technology Ltd.

See Item 1. Business, 1.a.) General Development of Business, pages 3 and 4

Cryptocurrency Subscriptions and Education

In or about 2018, the Company began working with Wall Street Multimedia (“WSM”), an independent news agency located at the NYSE, to produce a daily cryptocurrency video newscast in Chinese, intended to provide information and analysis regarding the digital crypto- world, including specific cryptocurrencies, such as Bitcoin and Ethereum, industry trends, price movement, blockchain technology, sector-related stocks and ETFs, etc.

In April 2018, the Company also launched BITCOIN MILIONAIRE VIP LIVESTREAM, a paid cryptocurrency subscription service following the Company’s core business model and providing one of the world’s first Chinese cryptocurrency live broadcast streaming 6.5 hours/day, featuring analysts providing live trading demonstrations. As of May 31, 2019, the service has no subscribers and the Company has not generated any revenue associated with the service.

In July 2018, the Company officially launched the BITCOIN TRADING ACADEMY offering three course packages, taught both live and online. BITCOIN TRADING ACADEMY launched in July 2018. As of May 31, 2019, the service had generated $32,898 in revenue.

In addition to the above cryptocurrency operations/investments, the Company also hosts a Bitcoin ATM at its San Gabriel, California office; however, plans to launch its own Bitcoin ATM network in California have been put on hold indefinitely.

As of May 31, 2019, the Company has ceased offering the majority of its news and courses related to cryptocurrency due to decreased consumer demand, presumably related to the 2018 Cryptocurrency Crash, with the exception of limited cryptocurrency education products that are being bundled with the Company’s traditional products so that subscribers who continue to follow the cryptocurrency market will have access to some basic cryptocurrency news and education. Currently, the Company does not have short-term plans to resume these programs in their original form.

Cryptocurrency Mining

In or about January 2018, the Company invested in cryptocurrency mining with the purchase of ASIC (Application Specific Integrated Circuit) machines mining SHA-256 or crypt mining algorithms to earn cryptocurrencies such as Bitcoin and Litecoin. In that regard the Company entered into a Service Agreement with Blockchain Holdings, LLC, a California limited liability company (“BCH”) pursuant to which BCH agreed to provide strategic and technical consulting and managed services for blockchain mining, including but not limited to, purchasing and setup of mining equipment, hardware management, mining pool administration and management for optimization of the Company’s mining equipment. In connection with the mining operation, the Company entered into a separate Colocation and Hosting Agreement with ScaleMatrix Holdings, Inc. dba ScaleMatrix, a California corporation (“SM”). Both the BCH Service Agreement and the SM Colocation and Hosting Agreement were for a one-year term. Upon the expiration of the Service Agreements, the Company ceased its mining operations and all mined currency was transferred to the Company. The Company is currently arranging for the return of its mining equipment housed with SM. The Company has generated $18,916 income for the year end May 31, 2019 related to this operation.

TRADITIONAL BUSINESS LINES

CIIX Online LTD

See Item 1. Business, 1.a.) General Development of Business, page 4

1.c.) General Company Information.

Market and Market Prospects

A significant market focus of the Company is the segment of the Chinese population (in both the US and abroad) that does not have English language reading and or speaking skills, but who wishes to participate in the various financial markets that typically do not offer real time Chinese language information from an investment and/or general information perspective. With the emergence of a Chinese middle class, as well as those who have inherited wealth, there appears to be a continuing growing interest by the Chinese public in the general financial and securities marketplace as a whole.

In addition, the Company continues to provide various additional service initiatives to businesses including consulting services and various investor and public relations services. Meanwhile, the Company continues to build its current client base with regard to its content-based consumer services and its business to business services.

Chineseinvestors.com, Inc.

Support Services

Medicine Man Technologies Inc. Support Services

The Company participated in the startup, as well as initial operations of, Medicine Man Technologies (“MDCL”) for which it received 2,800,000 shares of MDCL common stock, valued at $0.41 per share, on a private basis, in the period ended May 31, 2016. Since being listed on the OTC marketplace under ticker MCDL, as a fully reporting OTC:QB listed enterprise, the MDCL stock has traded in the $1.50 to $2.50 price range with limited trading. In January 2019, the Company received 31,250 shares for investor relations services to be performed for 6 months. At May 31, 2019 and 2018, the Company still held 72,488 and 41,238 shares of MDCL stock representing $260,232 and $74,696, respectively of value based upon the closing market price of $3.59 and $1.86, respectively.

In addition to providing services related to corporate awareness and general stock support to its corporate clients, the Company also offers other various support services to foreign companies, including but not limited to, providing practical advice on US capital markets and the US securities markets, among other practical issues. Moreover, the Company sends information about its corporate clients to its subscribers, with appropriate disclaimers regarding its relationship with these corporate clients. Typical corporate clients are corporations whose shares are listed on the OTC and other public securities exchanges such as NASDAQ and NYSE. As of the date of this filing, the Company has provided some level of investor relations services to over seventy (70) different companies since commencing its investor relations services offerings.

The Company’s investor relations services generated total $1,323,506 revenue in the annual period ended May 31, 2019. In the fiscal year ended May 31, 2019, the Company experienced increase in value over what was reported in prior periods due to market recovery of the stock of other companies that the Company received as compensation for services rendered. All such stock is accepted as restricted and not liquidated at any point during which the Company actively provides support or advertising services to a client. The majority of the Company’s corporate support service clients are not in a financial position to offer full cash consideration. By agreeing to accept a mix of cash and equity as compensation, the Company is effectively investing the clients’ potential growth, while sharing the risk of potential losses.

Subscription Services

ChineseInvestors.com, Inc. endeavors to be an innovative company, specializing in providing real-time market commentary and analysis in the Chinese language. The Company offers several types of subscription-based services serving various Chinese speaking investors and traders in the US and Canada as more specifically described in our Subscriber Service offerings shown herein. Market coverage includes US financial markets and the other global markets as the Company may elect to provide coverage for.

The Company has worked toward establishing its web presence, but due to the lack of site use information for competitor companies, and based upon the Company’s website access metrics, the Company must acknowledge that, while it has a substantial public audience potential, it is difficult to ascertain exactly where any specific leadership position lies; therefore, the Company can make no definitive statement as to an overall position of its website and its presence within its specific marketplace. Recently (July 2019 Web Trends Report) the Company's website, www.Chinesefn.com, received 99,758,983 impressions and 550,986 visitor sessions represented by 63,306 unique visitors with an average session time of 31:58 on the site.

The Company’s screen layout and menu options display its research tools in a manner designed for ease of use. The content and technology comprising that makes up the integrated information platform is also designed to be adaptable so that as the Company develops new research tools and adopts new content and features, these new research tools, content and features can be easily integrated with the existing platform.

The Company’s service offerings permit users to subscribe to several of its service packages and as of May 31, 2019, the Company had over 854 active paying subscribers, approximately 70,528 free subscribers and 99,575 valid email addresses. Registered users are Internet users who maintain a registered account with either www.chinesefn.com or www.chineseinvestors.com.

The Company’s website presents analysis, commentary, and computer-generated quantitative analysis to provide subscribers and users with a broad view of the world financial markets. We do not attempt to convince users to buy or sell any securities or to invest in any specific investments. Rather, we believe our subscribers and users view us as an unbiased provider of financial information. A substantial portion of the Company’s revenue is derived from annual and monthly subscription fees charged for service offerings. We receive subscription fees at the beginning of the subscribers’ subscription periods noting that the related revenue is deferred over the specific subscription period(s).

It should be noted that ChineseInvestors.com is not a Registered Investment Advisor or a Broker/Dealer. All website users acknowledge the same upon signing into the Company’s website that they understand that we provide information not investment advice. The Company advises all readers and subscribers to seek advice from a registered professional securities representative before deciding to trade in the securities of any companies featured by ChineseInvestors.com, Inc. or anyone. All statements and expressions are the opinion of the companies featured and are not meant to be a solicitation or recommendation to buy, sell, or hold securities.

General Advertising Services

The Company provides website-based advertising.

Free Analysis and Research Tools

The Company also provides a free stock and research tool to subscribers including:

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

Additional Education Services Planned

The Company plans to continue efforts to increase its presence in both the US and China by expanding its educational product offerings. More specifically, in an effort to expand its presence in China, the Company is looking to establish relationships with third parties to assist the Company in providing complimentary services for this market. As of May 31, 2019, the Company has not established any such third-party relationships,

In providing services, the Company employs individuals with the experience and technical skills related to financial markets and content publication to develop its educational products offered in the Mandarin language. Based on consumer demand in China for such educational tools, the Company believes it will be able increase its presence and revenues once it establishes the relationships required to enable it to offer services within PRC. Like the Company’s US educational offerings, these products will range in content, including but not limited to, providing basic knowledge and practical trading skills, and training in the use of digitalized, randomized, and quantified stock analyses all designed to help participants to gain practical trading skills.

News

The Company’s news feature allows users to search and view breaking economic and financial news and information from around the world. Through our website content, subscribers can access timely and customized financial information and reports, categorized and integrated into topics and sub-topics that they select, based on their investment and analysis needs.

The Company’s Websites

The Company’s website content and research tools are the key components of its information platform. The Company’s websites have two primary functions:

•	To attract visitors and market subscription-based service offerings; and
•	To store content and serve as an integral part of our information platform.

In order to attract visitors to our websites, the Company offers a significant portion of its website content free of charge. This free content includes stock quotes, trading volumes and pricing indicators for listed companies in the United States. The Company’s websites also have an important marketing function for our subscription-based service offerings where we provide examples of the enhanced content and features that may be accessed by becoming a subscriber to one of our paid service offerings.

The Company’s premium content and features are accessible through our web-based research tools. Subscribers to our web-based research tools are required to register and maintain personal accounts with our websites.

We believe our websites are designed for ease of use and accommodate low bandwidth access to the Internet. In addition, we have also historically derived some revenue from online advertising. We plan to attract more advertising revenue as we continue to increase our subscriber base.

The Company currently offers different service packages which provide research tools focused around three main areas: securities market data, technical analysis, and fundamental analysis. We view the migration of existing subscribers and the attraction of new subscribers to our service offerings with more comprehensive research tools as one of our most important growth strategies.

The Company may, from time to time, offer discounts or promotions, depending on our perceived need in accordance with our pricing policy. Any of such discounts or promotions could apply to new or repeat subscribers as the Company may determine.

The Company has taken steps to protect our customer and proprietary information through deployment of additional security contracted for through our web hosting service provider, IT Software Design. To our knowledge no such dissemination of Company information has occurred as of the date of this document submittal. We are unsure of what material adverse effect such an event would cause.

With regard to the ChineseInvestors.com mark and design, the United States Patent and Trademark Office (USPTO) allowed the application and published the mark for opposition beginning on June 11, 2019. The Company is not aware of any opposition received within the thirty (30) day publication period and is awaiting its Certificate of Registration. With regard to the ChineseFN.com mark and design, the USPTO allowed the application published the mark for opposition beginning on February 26, 2019, no opposition was received within the thirty (30) day publication period and the Certificate of Registration was issued effective May 14, 2019.

Customer Support

The Company’s customer support center provides subscribers real-time and personal support. Customer support personnel, in addition to their sales and marketing functions, help existing and prospective subscribers to resolve technical problems. The Company has an in-house training program for customer support personnel, which includes training courses on world financial markets, the Company’s service features and functionalities, and technical problem-solving skills as it relates to the Company’s research tools and general customer service guidelines.

The Company maintains a customer service center that is open twenty-four hours a day, seven days a week (24/7) in Shanghai, China. The center is staffed with individuals having both Chinese and English Language skills who are available by both telephone (1-800-808-8760) as well as email (info@chinesefn.com). Once an inquiry call or email is initiated, follow up provided by an individual best suited to answering the specific question is undertaken often times resulting in a new email address point of contact as it relates to the specific Customer Service Representative responding to the inquiry. The Company also provides various levels of translation support for its advertisers as may be contracted for.

Sales and Marketing

The Company markets its services/products through its websites, as well as through customer support personnel at its telemarketing and customer service center in Shanghai, China and its corporate offices in San Gabriel, California. The Company’s websites provide detailed descriptions of its service offerings, while customer support personnel are available to provide customers explanation regarding the various features of the Company’s offerings and to resolve subscribers’ technical problems. Customers are charged a subscription to use the Company’s service packages over an agreed upon service period, typically three (3) months to one (1) year. Subscribers either pay by cash, by online bank transfer, or wire transfer. Upon receipt of payment, subscribers’ accounts are promptly activated.

Database Technology

The Company has developed database technology to address the specific requirements of our information services. Our database design and search techniques allow for efficient data retrieval within the unique operating parameters of the Internet.

Cryptocurrency

Trading Education

Newcoins168.com LTD

See 1.b.) Shareholder, Company, and Material Events Recap, page 5

GENERAL RISKS ASSOCIATED WITH OPERATING A CRYPTOCURRENCY BUSINESS

The Company may rely on computer hardware purchased or leased from or software licensed from third parties to facilitate the Company’s cryptocurrency related businesses including its planned domestic cryptocurrency ATM Network.

Any damage to, or failure of these third-party systems generally could result in interruptions in the Company’s services. Such interruptions may cause end-users to terminate use of the Company’s services. The Company will be harmed if others believe its services are unreliable.

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

The Company’s success will depend in part upon the ability of the Company’s senior management to manage its projected growth of the cryptocurrency division. To do so, the Company must continue to increase the productivity of its existing employees hire, train and manage new employees as needed. To manage the expected domestic and international growth of the Company’s operations and personnel, it will need to continue to improve operational, financial and management controls, its reporting systems and procedures, and compliance with the laws and regulations in which it transacts business. If the Company fails to successfully scale its operations and increase productivity, the Company may be unable to execute its business plan.

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

As noted herein, to date, the Company’s cryptocurrency products and services have not been adopted by a large number of individuals/subscribers, companies or other entities. As there has been a limited public interest in the creation and development of such products and services, possibly related to the 2018 Cryptocurrency Crash, the Company has ceased offering a majority of its cryptocurrency news and education products. Limited cryptocurrency education products are being bundled with the Company’s traditional products so that subscribers who wish to continue to follow the cryptocurrency market will have access to some basic cryptocurrency news and education. Currently, the Company does not have short-term plans to resume these programs in their original form and has reduced the resources allocated to these projects.

Moreover the Company is not currently developing any new products or services relative to this division.

Meanwhile as the Company’s cryptocurrency mining business did not generate the revenues expected the corresponding service agreements were terminated and/or allowed to expire and the Company ceased its mining operations. All mined currency was transferred to the Company. The Company is arranging for the return of its mining equipment that was housed with SM. The Company continues to host a Bitcoin ATM at its San Gabriel, California office, however, plans to launch its own Bitcoin ATM network in California have been put on hold indefinitely.

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

The regulatory responses to emerging technologies, and to blockchain in particular in the US vary. The U.S. federal government has not exercised its constitutional preemptive power to regulate blockchain to the exclusion of states or even expressed intention to do so, regardless of the interest of federal agencies and so the states remain free to introduce their own rules and regulations. As an example, in 2015 New York became the first state in the U.S. to regulate virtual currency companies through state agency rulemaking. Initially, the Company intends to offer certain products and services in California, including a network of cryptocurrency ATMs, with plans to expand to other states. To date, California has failed at its attempts at creating a license, through a “Digital Currency Business Enrollment Program,” to conduct business related to “digital currency” within the state. Other states, such as Texas, have published guidance on how their existing regulatory regimes apply to virtual currencies. Some states, like New Hampshire, North Carolina, and Washington, have amended their statutes and regulations to include virtual currencies into existing securities regulation regimes. As such, there can be no assurances that the current regulatory framework, will continue in effect in states where the Company may conduct business for as long as the Company exists, or that other states will adopt or implement favorable regulation or legislation that may facilitate the utilization of the Company’s cryptocurrency products/services in the United States. Treatment of virtual currencies continues to evolve under the federal law of the United States as well. The United States Department of the Treasury, the United States Securities Exchange Commission (“SEC”), and the Commodity Futures Trading Commission (“CFTC”), for example, have published guidance on the treatment of virtual currencies, tokens an instrument similar to tokens. Self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”) have also issued such guidance. The United States Internal Revenue Service has released guidance treating virtual currency as property that is not currency for United States federal income tax purposes, although there is no indication yet whether other United States courts or federal or state regulators will follow this classification. Both United States federal and state agencies in the United States have instituted enforcement actions against those violating their interpretation of existing laws. The Company may not be able to implement or provide access to some of its cryptocurrency products and services, for example, its planned cryptocurrency ATM Network, in certain areas in the United States, if at all, due to changes in such laws and regulations. Further, the regulation of non-currency use of blockchain assets is also uncertain. The CFTC has publicly taken the position that certain blockchain assets are commodities, and the SEC has issued a public report stating United States federal securities laws require treating some blockchain assets as securities. To the extent that a domestic government or quasi-governmental agency in the United States exerts regulatory authority over a blockchain network or asset, the Company may be materially and adversely affected.

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

The prices of blockchain assets are extremely volatile as evidenced by the 2018 cryptocurrency crash. Fluctuations in the price of digital assets have materially and adversely affected our business. The prices of cryptocurrencies such as Bitcoin have historically been subject to dramatic fluctuations and are highly volatile. Several factors have likely influenced the market demand for the Company’s cryptocurrency products and services including, but not limited to: Global blockchain asset supply; Global blockchain asset demand, which can be influenced by the growth of retail merchants' and commercial businesses' acceptance of blockchain assets like cryptocurrencies as payment for goods and services, the security of online blockchain asset exchanges and digital wallets that hold blockchain assets, the perception that the use and holding of blockchain assets is safe and secure, and the regulatory restrictions on their use; Currency exchange rates, including the rates at which digital assets may be exchanged for fiat currencies; Fiat currency withdrawal and deposit policies of blockchain asset exchanges and liquidity on such exchanges; Interruptions in service from or failures of major blockchain asset exchanges; Monetary policies of governments, trade restrictions, currency devaluations and revaluations; Regulatory measures, if any, that affect the use of blockchain assets; Global or regional political, or economic or financial events and situations. A decrease in the price of a single blockchain asset may cause volatility in the entire blockchain asset industry and may affect other blockchain assets. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of other blockchain assets to fluctuate.

ChineseHempOil.com, Inc.

History

In April 2017, ChineseHempOil.com, Inc. was incorporated in Delaware and registered as a foreign corporation with the California Secretary of State. Its principal offices located in San Gabriel, California, doing business as Chinese Wellness Center (retail).

Overview

CHO’s first product release was its a white label, hemp oil product line, OptHemp, a premium, private label oil, made from full-spectrum, Colorado grown, GMO-Free, hemp, and manufactured using a CO2 extraction process.

The Company announced its plans to spin off CHO. in February 2018, which was later postponed. Currently, the Company does not have plans to spin off its US business.

Ownership

ChineseHempOil.com, Inc. is a wholly owned subsidiary of Chineseinvestors.com, Inc.

Product Overview

ChineseHempOil.com Inc’s industrial hemp products include:

OptHemp Ultra-Premium Hemp Oil - Peppermint Flavor: 250mg of pure full-spectrum hemp oil derived from a proprietary CO2 (supercritical) extraction process; 100% Colorado grown, organic hemp; made and bottled in US; Non-GMO

OptHemp Ultra-Premium Hemp Oil Soft Gels - Nano Water Soluble Soft gels utilizing advanced, nano-particulate technology and proprietary water-soluble hemp oil

OptHemp Ultra-Premium Hemp Gummies: made from sugar, gelatin, citric acid, natural flavoring, natural coloring, coconut oil, and hemp oil Extract.

Plan

In early 2019, the Company announced the completion of its re-branding of ChineseHempOil.com, Inc.’s consumer product line under the new opt brand. In conjunction with the rebranding, the Company announced the consolidation of its retail e-commerce sites into a single site, www.365CWC.com, providing consumers with a single platform intended drive overall sales. Thereafter, in May 2019, the Company launched a trial pop-up kiosk in the Glendale Galleria mall, located in Glendale, California, offering various industrial hemp/CBD products, including its own opt product line and other select brands. As of August 2019, since the revenues generated were not sufficient to cover the fixed costs associated with this sales channel, the Company closed the kiosk. Although, the Company intends to continue conservatively invest into the operations of ChineseHempOil.com, Inc., including its domestic salesforce, the Company’s goal is to convert the leads generated from recent advertising campaigns into sales with repeat buyers.

Market Overview

Domestic Markets

According to New Frontier Data, the U.S. Hemp CBD Market is expected to triple by 2022. Likewise, according to Hemp Industry Daily market projections, the national market for hemp-derived CBD is expected to balloon to $7 billion by 2023. The Hemp Industry Daily report indicates that "with the removal of hemp from federal prohibition under the Controlled Substances Act of 1970 (CSA), the total U.S. hemp industry now looks to expand at a healthy 18.4% through a 5-year combined annual growth rate (CAGR) from 2018-2022.” It is anticipated that removing hemp from the CSA will have immediate impacts, i.e. banking and credit card processing for hemp-derived CBD accounts, both online and in mass-market retailers, and giving confidence to mass-market retailers that may have been hesitant to carry hemp-CBD brands. See https://newfrontierdata.com/marijuana-insights/u-s-hemp-cbd-market-to-triple-by-2022. As a first mover in the industry, particularly as it relates to the domestic Chinese community, CHO seeks to capitalize on recent market developments and consumer confidence through education and targeted marketing.

International Market

Currently, ChineseHempOil.com, Inc. does not have plans to market its opt product line internationally; however, this could change as international markets show an interest in such products.

Market Opportunity

CHO intends to leverage its first to market advantage of promoting industrial hemp products to the domestic Chinese community. CHO seeks to capitalize on recent legal, market developments and projections and growing consumer confidence through education and targeted marketing.

Competition

At present, industrial hemp health products are widely available in the United States. That said, the Company’s main goal is to distinguish itself from the competitors through targeted marketing in the domestic Chinese community and enhanced product delivery technology.

Government Regulation

The Agricultural Improvement Act was Signed into Law on December 20, 2018 Removing Hemp from the Controlled Substances Act.

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

Approximately two years later, in December 2018, the Agriculture Improvement Act of 2018 was signed into law. Among other things, this new law changes certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and derivatives of cannabis with extremely low (less than 0.3 percent on a dry weight basis) concentrations of the psychoactive compound delta-9-tetrahydrocannabinol (THC). These changes include removing hemp from the Controlled Substances Act. That said, Congress explicitly preserved the FDA’s current authority to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and section 351 of the Public Health Service Act, which allows the FDA to continue enforcing the law to protect patients and the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. In short, products containing cannabis or cannabis-derived compounds are treated like any other FDA-regulated products — meaning they’re subject to the same authorities and requirements as FDA-regulated products containing any other substance. This is true regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the Agriculture Improvement Act.

While products containing cannabis and cannabis-derived compounds remain subject to the FDA’s authorities and requirements, there are pathways available to lawfully introduce these products into interstate commerce. These pathways include ways for companies to seek approval from the FDA to market with therapeutic claims a human or animal drug that is derived from cannabis.

In addition, the agency has issued notices related to hulled hemp seeds, hemp seed protein and hemp seed oil indicating that these products can be legally marketed in human foods for these uses without food additive approval, assuming compliance with all other requirements and restriction.

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

Though more banks are providing services to marijuana businesses, most banks and financial institutions will not because they worry about criminal liability under the federal Controlled Substances Act and under the Bank Secrecy Act for money laundering. Even after the passage of the Agriculture Improvement Act of 2018, industrial hemp businesses may still find it difficult to establish banking relationships. Though FinCEN issued guidelines in 2014 that allow financial institutions to provide bank accounts to marijuana businesses, few banks have taken advantage of those guidelines and many marijuana businesses still operate on an all-cash basis. This makes it tough for cannabis businesses to manage their businesses, pay their employees and taxes, and having so much cash on hand also creates significant public safety issues. Many ancillary businesses that service cannabis businesses have to deal with the unpredictability of their clients or customers not having a bank account.

IRC 280E

Internal Revenue Code section 280E continues to prohibit marijuana businesses from deducting their ordinary and necessary business expenses, other than costs of goods sold, forcing marijuana businesses to contend with higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues, but it can be as high as 90%, affecting the future profitability of a marijuana business or even ancillary business. The Company sells a number of industrial hemp/CBD products but does not market or sell marijuana therefore the restrictions imposed by Section 280E should not be applicable to the Company.

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

Employees

ChineseHempOil.com, Inc. currently has six (6) full-time employees.

Property

ChineseHempOil.com, Inc.’s corporate headquarters are located at 227 W. Valley Blvd, Suite 208B, San Gabriel, California, where it rents approximately 949 square feet of retail/office space.

Litigation

There are no claims filed against CHO and the Company does not know of any potential claims against CHO.

XiBiDi Biotechnology Co., Ltd./CBD Biotechnology Co. Ltd.

History

In March 2017, the Company established and registered XiBiDi Biotechnology Co., Ltd./CBD Biotechnology Co. Ltd. (“CBD Biotech”) in the Pudong Free-Trade Area in Shanghai, established as a wholly owned foreign enterprise (“WOFE”).

Overview

In April 2017, the Company appointed XiangYang Yun as CEO of this WOFE. CBD Biotech’s primary focus is online, retail and direct sales of industrial hemp-infused cosmetics and liquor products in China, which began with the launch of the CBD Magic Hemp Series cosmetics line. On November 7, 2017, CBD Biotech was issued a wholesale alcohol license from the Shanghai Wine Monopoly Bureau effective October 24, 2017 for a three-year term. Thereafter, CBD Biotech entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute baijiu liquor, Yantai 1985.

Ownership

CBD was founded as a wholly owned foreign enterprise of Chineseinvestors.com, Inc. The Company announced its plans to spin off CBD Biotech in February 2018, which was later approved to postpone after May 31, 2019, the end of the Company’s 2019 fiscal year by the Company’s Board of Directors. Earlier this year, in February 2019, CBD Biotech formed CBD Biotech, Inc., an exempted company with limited liability incorporated in the Cayman Islands (“CBD Biotech Cayman”) which is solely owned by Wei Wang, CEO of ChineseInvestors.com, Inc. and Alex Hamilton, Chairman and Chief Financial Officer of CBD Biotech.

ChineseInvestors.com, Inc. is currently arranging to enter into a share exchange agreement with CBD Biotech and the sole shareholders of CBD Biotech, ChineseInvestors.com, Inc. (the “Share Exchange Agreement”). Under the terms of the proposed Share Exchange Agreement, the ChineseInvestors.com, Inc. shall transfer all of its shares of CBD Biotech, which represents 100% of CBD Biotech’s outstanding shares, to CBD Cayman (the “Share Exchange”). As consideration for the Share Exchange, CBD Cayman will issue 2,521,739 shares of its Class A Ordinary Shares and 2,320,000 of its Class B Ordinary Shares to ChineseInvestors.com, Inc. Following the Share Exchange, pre-initial public offering (“IPO”) Company will own approximately 71.6% of CBD Biotech Cayman’s Class A shares and 86.3% of the class B shares. Post-IPO, the Company will own 65.4% of CBD Biotech Cayman’s Class A shares and 48.6% of the Class B shares. All of CBD Biotech Cayman’s operations will be conducted through CBD Biotech which shall include the two current business lines: cosmetics and liquor, primarily marketed through online and retail sales channels in the Peoples Republic of China.

Product Overview

CBD Biotech has two current business lines: cosmetics and liquor, primarily marketed through online and retail sales channels in the Peoples Republic of China.

At present, CBD Biotech has three categories/lines of skincare/cosmetic products at varying price points to appeal to a wide range of consumers.

Magic Hemp Series

Launched in October 2017, the Magic Hemp Series products have a relatively low price point and are mainly sold online.

Live Oxygen Series

Launched in January 2018, the Live Oxygen Series offers a complete skincare routine. These mid-range products and predominantly sold on Tmall store, the largest B2C retail platform in Asia, and Toutiao, a Beijing-based news and information content platform.

Classic Series

The Classic Series contains CBD Biotech’s most popular go-to skincare products including the Aqua Bio Magnetic Mask and the Hemp Hyaluronic Acid Liquid, both introduced in Spring 2018. This line will contain six (6) new products that will be formally announced shortly.

Liquor

CBD Biotech also entered into a wholesale agreement with China GuiZhou HanTai Wine, Inc. to distribute baijiu liquor, Yantai 1985.

Plan

CBD Biotech’s mission is to leverage our first to market advantage of promoting industrial hemp products to the largest market in the world, the Chinese mainland. To achieve this, CBD Biotech intends to leverage its strategy, marketing, staff and distribution to “grab land” and provide each customer with a terrific customer experience driving repeat revenue.

CBD Biotech strives to make the business competitive in the international and domestic markets. To achieve this goal, it may need to cooperate with other businesses having capital, market, technology, or products. Additionally, the Company will need to recruit and retain a talented and knowledgeable workforce and actively develop new technology and products for the market.

Market Overview

Domestic Markets

Liquor: According to the latest population data of the Chinese National Bureau of Statistics (http://www.yanglaozhan.org/xingye/1386.html), the number of people over 60 was 294.49 million, accounting for 17.9% of the total population. This is important, because an aging population will have a greater health focus, benefitting CBD Biotech’s hemp wine product. In developed countries, the health industry accounts for 15% of GDP, but in China it only accounts for 4%-5% of GDP (http://www.sohu.com/a/276940094_100137839), providing opportunity.

According to a study by INS Global, the number one reason for drinking wine in China is for its health benefits. According to Wine Intelligence, only 32% of Chinese wine consumers actually drink wine because they actually enjoy the taste. Most of them, especially the young female consumers, drink wine for health and beauty purposes (https://ins-globalconsulting.com/enter-wine-market-china-2/).

Moreover, according to the National Bureau of statistics of China, in 2015, liquor sales were $133.8 billion, an increase of 5.3% compared with the same period of 2014. The total profit was $14.8 billion, an increase of 3.9% y/y. The sales revenue of other alcoholic beverages was $4.8 billion, an increase of 18.4% y/y, accounting for 3% of the total sales of the whole industry (health wine is classified under other alcoholic beverages in China). According to "China's Health Wine Development White Paper," the market size of the health wine market will reach to $50 billion in the next five years, growing at a 15% CAGR see https://m.21jingji.com/article/20181124/herald/9e1fa5057e60c81e329d17e290d6f203.html

Cosmetics: The cosmetics sector on the Chinese mainland has been growing at a fast pace in tandem with the rapid development of the Chinese economy in recent years. Online cosmetics shopping has seen rapid growth, with some mainland consumers beginning to buy cosmetics and skincare products online. According to the HKTDC survey, 69% of female respondents and 65% of male respondents would buy skincare products and cosmetics from online stores mainly because "online shopping is convenient/offers delivery service". The survey also found that female and male consumers spent RMB2,158 and RMB1,681, respectively, on online purchases of skincare products and cosmetics on average in the preceding year. See http://china-trade-research.hktdc.com/business-news/article/China-Consumer-Market/China-s-Cosmetics-Market/ccm/en/1/1X000000/ 1X002L09.htm

Many foreign brands have entered the mainland market by acquiring domestic brands and making use of their distribution networks. For example, MiniNurse and MG were acquired by L'Oréal, TJoy by Coty for a time, and Dabao by Johnson & Johnson. Some foreign brands are establishing their presence in the mainland market through online shopping platforms. In fact, online sales of the make-up and personal-care industries are growing at rates 11 times and eight times the respective rate of growth of sales in physical stores. See http://china-trade-research.hktdc.com/business-news/article/China-Consumer-Market/China-s-Cosmetics-Market/ccm/en/1/1X000000/1X002L09.htm

Competitive Advantages and Landscape

Liquor: Currently there are 5,000 health wine companies across China, but there are only three companies that produce hemp-infused wine in China, including CBD Biotech. The other two producers are both Guangxi based companies, and their products are mainly sold in their local markets. They do sell on Taobao, but their monthly sales volume on Taobao is less than 10 units, much less than CBD Biotech’s 2,000 units.

Cosmetics: At present, the cannabis industry in China is not large and is hindered by current laws. In 2015, Cannabis leaf extract was included the “Standard Chinese Name List of International Cosmetic Ingredients”, which was published by the China Food and Drug Administration. In November 2016, Yunnan Hansu Bio-Technology Limited was awarded the cannabis extraction and processing license issued by the Ministry of Public Security, and officially began legal research and development of cannabis extracts not containing THC. CBD Biotech currently has only one competitor in the market who manufactures cannabis-related cosmetics, Hanyi Bio-Technology Limited, a biotech company engaged in industrial cannabis in the field of biopharmaceuticals. In September 2017, this company launched the “Cannaclear Series” which includes a set of three skincare products.

In the international market, there are many known competitors. For example, CBD Care Garden specializes in hemp-based wellness and beauty skin care products. It has launched a set of face products and body products. Additionally, The Body Shop sells a popular product—hemp hand protector. The market seems exceptionally fragmented.

According to the statistics of China Food and Drug Administration (CFDA), which is now under the State Administration for Market Regulation (SAMR), the number of enterprises qualified to produce cosmetics in China at the end of June 2018 was 3,880. Looking at the cosmetics market as a whole, domestic brands are mostly concentrated in the mid- to low-end segments, while foreign-invested enterprises and joint ventures dominated the high-end segment, given the capital requirements.

Because of the rapid development of domestic cosmetics companies, domestic brands’ market share is growing gradually, posing competition to their foreign counterparts. To seek new sales growth, domestic brands are applying traditional Chinese medicine concepts and natural extraction methods in developing skincare products. Examples include the Taichi Beauty Retaining series and the Extra Control series from Herborist and the Herbal Skin Whitening series from Pehchaolin.

The Children’s skincare products sector is also a sector with huge potential and an increasing number of international childcare heavyweights are eyeing the China market. Frog Prince, Pigeon, Yumeijing, Giving and Johnson & Johnson are major players in the children’s market. Competition is expected to become increasingly intense, but we believe we will be well served by CBD Biotechnology’s first to market presence.

Intellectual Property

CBD Biotech’s trademark application in China was approved on June 21, 2018.

Government Regulation

Although cannabis is still illegal in China, Cannabis Sativa Leaf Extract can legally be added to skincare products. As noted above in 2015, Cannabis leaf extract was included on the “Standard Chinese Name List of International Cosmetic Ingredients”, which was published by the China Food and Drug Administration.

Employees

Currently, CBD Biotech has twelve (12) full-time employees and five (5) consultants. CBD Biotech employs consultants on an as-needed-basis to provide specific expertise in needed areas

Property

CBD Biotech’s corporate headquarters are located in the Pudong Free-Trade Area in Shanghai.

Litigation

There are no claims filed against CBD Biotech or CBD Biotech Cayman and the Company does not know of any potential claims against these companies.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently maintains leased space in Shanghai, China (as described in the Financials) as well as an office presence in San Gabriel, California, New York City, NY, Flushing, NY and Richmond, British Columbia. It also maintains a correspondence address in Arcadia, California on a month to month basis.

Shanghai Offices	333 Huai Hai Zhong Road, 12/F Shui On Plaza, Shanghai, China, 200021 (lease expires September 2019)

Corporate Offices	227 W. Valley Blvd Ste 207A& 278B, San Gabriel, CA 91776

Support Office 1	40 Wall St. Room 2842, New York, NY 10005

Support Office 2	133-25 37th Ave., Suite 103, Flushing, New York 11354

Support Office 3	305 South Tower 5811 Cooney Rd. Richmond, British Columbia, V6X 3M1

The Company’s wholly owned subsidiary, ChineseHempOil.com Inc., maintains an office and retail facility at 227 W. Valley Blvd, Ste. 207B, San Gabriel, CA 91776.

The Company has no other real property holdings or leases other than those as disclosed above.

Item 3. Legal Proceedings

Despite the Company’s initial performance, the Company’s Investor Relations Service Agreement with SINO-GLOBAL SHIPPING AMERICA LTD. was not executed due to a disagreement among SINO’s management, and as a result, the Company did not receive the SINO shares bargained for. Therefore, on January 9, 2018, the Company filed a lawsuit on the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD. The dispute was ultimately arbitrated by the American Arbitration Association in May 2019 and the parties reached a settlement whereby SINO will issue 40,000 shares of its Rule 144 restricted Common Stock to the Company. The Settlement Agreement was recently executed by the parties and the Company is awaiting receipt of the settlement shares.

In or about October 9, 2018, a former employee filed an administrative claim with the U.S. Equal Employment Commission. In or about June 2019, the former employee and the Company entered into a “no fault” Confidential Settlement Agreement pursuant to which all claims and controversies were fully and finally settled.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Series 2012 Convertible Preferred Stock:

During the third quarter, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series 2012 convertible preferred stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2019, no shares of Series 2012 Convertible Preferred Stock were converted into common stocks and 445,000 shares remain unconverted as of May 31, 2019.

Series A-2014 Convertible Preferred Stock:

In the years ended May 31, 2016 and 2015, respectively, the Company issued 720,000 and 1,885,000 shares of preferred stock as Series A-2014 Convertible Preferred Stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, the unpaid portion of which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2019, 250,000 shares of Series A-2014 Convertible Preferred Stock were converted into common stocks and 356,000 shares remain unconverted as of May 31, 2019.

The Company has paid all preferred stock dividends associated with this dividend of 6% through May 31, 2019.

Series C-2016 Convertible Preferred Stock:

During the year ended May 31, 2018, the Company issued 5,000,043 shares of its Series C-2016 Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2019, 429,958 shares of Series C-2016 Convertible Preferred Stock were converted into common stocks and 193,000 shares remain unconverted as of May 31, 2019.

Upon issuance of preferred stock convertible in shares of common stock at a price lower than the fair market value of common stock on the date of issuance, in accordance with the guidance provided in ASC 505-10-50 and Emerging Issues Task Force (“EITF”) No. 00-27, We calculated the BCF of the Series C-2016 Preferred Stock as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible after six months from the date of issuance. We then amortize the BCF over six months period, we recorded $3,685,520 as deemed dividend that reduce accumulated deficit as of May 31, 2018, and we recorded the remaining $1,244,622 as deemed dividend that increases accumulated deficit for the year ended May 31, 2018.

The Company has paid all preferred stock dividends associated with this dividend of 6% through May 31, 2019.

Series D-2017 Convertible Preferred Stock:

In the year ended May 31, 2019 and 2018, the Company issued 3,578,000 and 6,793,050 shares of its Series D-2017 Convertible Preferred Stock. Each share of Series D-2017 Preferred Stock is convertible into 2 shares of the Company’s common stock. The Series D-2017 Convertible Preferred Stock will pay at least two years of dividends at the rate of 6% per year on the original investment of $1 per share of Series D-2017 Convertible Preferred Stock. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. During the year ended May 31, 2019, 4,184,000 shares of Series D-2017 Convertible Preferred Stock were converted into common stocks and 6,037,050 shares remain unconverted as of May 31, 2019.

We calculated the BCF of the preferred shares as $992,700 and $3,933,443 for the year ended May 31, 2019 and 2018, respectively. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $992,700 and $3,933,443 as deemed dividend that increases accumulated deficit as of May 31, 2019 and 2018, respectively.

The Company has accrued $195,554 preferred stock dividends associated with this dividend of 6% through May 31, 2019.

In the above cases net proceeds of the private placement of the convertible preferred stock were applied to general business purposes of the registrant and not to specific projects. The private placements of the Series-2012, Series A-2014, Series C-2016 and Series D-2017 convertible preferred stock were conducted under the exemption afforded under Rule 506(b).

The registrant has not used an underwriter to conduct the private placements or to sell its securities. The purchasers were accredited investors and a limited number of non-accredited investors known to or familiar with Warren Wang, the Company’s CEO.

The Company’s common stock is listed for quotation on the OTC:QB marketplace. The Company’s preferred stock and debt obligations are not publicly traded. The high quote for the Company’s common stock was $1.05 per share and the low was $0.40 during the 2019 fiscal year.

Item 6. Selected Financial Data

Financial Tables and Explanations (years ended May 31st)

Description	2019	2018	2017	2016	2015
	(audited)	(audited)	(audited)	(audited)	(audited)
Total Revenues	$6,476,442	$2,353,331	$1,667,977	$948,385	$2,441,672
Less: Cost of revenues	(4,935,381)	(1,400,058)	(1,211,354)	(964,223)	(1,011,349)
Gross Profit	1,541,061	953,273	456,623	(15,838)	1,430,323
Operating Expenses	(13,097,801)	(8,168,139)	(5,371,157)	(2,861,718)	(1,913,474)
Income (Loss) from operations	$(11,556,740)	$(7,214,866)	$(4,914,534)	$(2,877,556)	$(2,326,869)
Earnings (Loss) Per Share	$(0.31)	$(0.58)	$(0.86)	$(0.26)	$(0.51)
Weighted Averages Shares Outstanding	37,752,790	22,427,427	8,433,127	7,724,305	7,477,661
Long Term Obligations	$122,329	$114,875	$96,144	$37,642	$48,767
Cash Dividends Declared per Common Share	$–	$–	$–	$–	$–
Total Assets	$4,423,808	$3,676,312	$3,172,241	$3,053,150	$2,263,824

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

Long Term Obligations refer to those specific values associated with defined Long-Term Obligations as shown in our Financial Statements.

Cash Dividends Declared per Common Share refers to any dividends that may have paid out on behalf of the common stock shareholder; noting the Company has never paid any such dividend.

Total Assets refers to the total assets as may be reflected in the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending May 31, 2019

Revenues

Overall revenues increased 175% to $6,476,442 for the year ended May 31, 2019 from $2,353,331 in the year ended May 31, 2018. The increase is mainly attributed to: 1) a $3,810,951 increase in sale of liquor and industrial hemp products, and new business that the management developed during the fiscal year ended May 31, 2019; 2) a $355,224 increase in investor relations revenue to $1,323,506 in the fiscal year ended May 31, 2019, up from $968,282 for the fiscal year ended May 31, 2018; and 3) a $85,493 increase in subscription revenue to $865,457 in the fiscal year ended May 31, 2019, up from $779,964 for the fiscal year ended May 31, 2018, after offset for the $128,557 decrease in other revenues to $97,544 in the fiscal year ended May 31, 2019, from $226,101 in the fiscal year ended May 31, 2018. The primary reason for the year over year increase is the new business the Company developed in the fiscal year of 2018, i.e. new industrial hemp products and liquor products, and management’s decision to focus on obtaining new IR clients. In addition, with regard to its IR contracts, the Company is attempting to decrease the amount of equity compensation for services performed, preferring to enter into more cash compensation arrangements. The Company also strives to increase its subscription base annually by providing innovative, timely products/services to its subscribers and by implementing a targeted marketing plan.

Expenses

Cost of Revenue: These related costs increased by 252% to $4,935,381 in the fiscal year ended May 31, 2019 from $1,400,058 in the fiscal year ended May 31, 2018. The increase was due to the increased industrial hemp-product and liquor cost.

General & Administrative Expense: These expenses increased by approximately $4,745,870, 67.8%, up from $6,998,171 in the fiscal year ended May 31, 2018 to $11,744,041 in the fiscal year ended May 31, 2019. The primary reason for the increase was management’s expansion of the Company’s business operations including further expansion of ChineseHempOil.com, Inc and CBD Biotech in the Pudong Free-Trade Area in Shanghai. These entities focus on the marketing and distribution of industrial hemp products, including skincare/cosmetics (in the US and China) and liquor (in China). As part of the business expansion in February 2017, the Company leased additional office space in San Gabriel, CA, in the same business center where the headquarters is located, and in April 2018 the Company hired additional staff, management and legal professionals.

Advertising Expenses: Advertising related expenses increased approximately 15.7%, up from $1,169,968 in the fiscal year ended May 31, 2018 to $1,353,760 in the fiscal year ended May 31, 2019, which is generally attributed to the independent media and various other advertising related costs incurred in an effort to increase subscription revenues and advertising related to the Company’s industrial hemp products, liquor products and its Forex/CVD Platform.

Other Income (Expenses)

Interest expenses increased to $309,838 in the fiscal year ended May 31, 2019 up from $103,809 in the fiscal year ended May 31, 2018 as the Company borrowed $5,873,709 from various individuals in year ended May 31, 2019 after paying off $995,140 borrowed in October 2017.

The Company recognized a (loss)/gain on investment of $1,335,181 and ($7,148) in the fiscal year ended May 31, 2019 and 2018, respectively, mainly due to the investment gain realized from its sale of NFEC stocks the Company held in the fiscal year ended May 31, 2019.

The Company recorded an unrealized gain (loss) from marketable equity securities of $323,227 and $0 in the fiscal year ended May 31, 2019 and 2018, respectively.

The Company recorded a loss from security investment of ($11,397) and ($60,000) in the fiscal year ended May 31, 2019 and 2018, respectively.

The Company recorded an unrealized gain/(loss) from cryptocurrency holdings of $25,259 and ($14,768) in the fiscal year ended May 31, 2019 and 2018, respectively. The Company’s cryptocurrency holdings are currently held by Wei Wang as the agent for the Company.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising-based revenues, and by increasing its corporate client offerings, including consulting services. Since inception in 1997, the Company has at times relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years, the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock and $10,371,050 through the issuance of its Series D-2017 convertible preferred stock. The Company anticipates continuing to rely on sales of its securities as well as increasing general revenues in order to continue to fund business operations. In addition to borrowing $5,873,709 from various lenders, the Company liquidated its stock holdings from investor relations services performed generating approximately $2,378,689 in cash.

Off-Balance Sheet Arrangements

The Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. It has not entered into any derivative contracts that are indexed to its shares and classified as stockholder’s equity. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Contractual Obligations

The Company has month to month contractual obligations related to technical services (web hosting, Bloomberg services, etc.) and commercial leases for office spaces leased in Shanghai, China, office space leased at New York City, NY, Flushing, NY, San Gabriel, CA and Richmond, BC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Financial Statements, the Notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, Notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of May 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management has concluded that, as of May 31, 2019, its internal control over financial reporting is not effective primarily based on these criteria, due to material weaknesses resulting from our failure to 1) implement and monitor specific cutoff procedures, 2) properly review and approve bank reconciliations or provide correct responsibilities to adequately segregate activity in the area of cash receipts and cash disbursements, 3) effectively implement comprehensive entity level internal controls, 4) adequately segregate duties within the accounting department due to an insufficient number of staff, and 5) implement appropriate information technology controls. In consideration of our smaller size, the burden of elimination of these material weaknesses would create an undue financial burden on the Company.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports its files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

In the current year the Company continued to implement a new accounting information system that had started to be implemented in the preceding year to address several of our internal controls issues. There were no other significant changes in the Company’s internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its r internal controls over financial reporting as of May 31, 2019 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on the Company’s assessment, it has concluded that the Company’s internal controls over financial reporting were not effective as of May 31, 2019. Once again, implementation of such controls would have a devastating effect on the Company, likely causing its demise.    As the Company continues to grow its revenues to a point where such controls and requirements can be affordably implemented, the Company will continue to remain aware of these weaknesses. Management continues to work to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

This Annual Report on Form 10-K does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Item 9.B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Name	Age	Served Since	Position
Warren (Wei) Wang	51	Dec. 1999	Chief Executive Officer, Chairman of the Board
Keevin Gillespie	52	Nov. 2017	Director
Delray Wannemacher	45	Nov. 2017	Independent Director
King Fai Leung	47	Nov. 2017	Executive Director and Chief Financial Officer

As of May 31, 2019, our CEO, Warren Wang held 7.46% of the shares in the Company.

Notes:

I.	All terms are set for the single annual period between our Annual Shareholders Meeting(s).

II.	Mr. Paul Dickman resigned from his position as the Company’s CFO effective January 31, 2019 to pursue other interests. Alex Hamilton, CFO for CBD Biotech Co. Ltd. took over as interim CFO until King Fai Leung was appointed as the Company’s CFO effective March 1, 2019. Thereafter on April 3, 2019, Mr. Dickman resigned from his position on the Company’s Board of Directors. Prior to his resignation from the Board of Directors, the Company’s Audit Committee consisted of Paul Dickman who served as its Chairman, and Independent Directors Delray Wannemacher and King Fai Leung. A brief summary of their business experience is listed below. Mr. Wang serves on the committee in a non-voting capacity. Shelby Chan was appointed as an Independent Director and head of the Audit, Compensation and Nomination Committees effective August 1, 2019.

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

Paul Dickman served as the Company’s Chief Financial Officer beginning in August 2012. He resigned from that position in October 2016 to pursue other opportunities but rejoined the Company as its CFO in September 2017. On January 31, 2019, Mr. Dickman resigned as the Company’s CFO to pursue other business opportunities. Thereafter on April 3, 2019, he resigned from the Company’s Board of Directors and from his position as the Secretary of Chineseinvestors.com, Inc. Mr. Dickman served as the Chief Financial Officer for companies in a variety of industries, both domestically and abroad. He has successfully taken numerous companies through multiple fund-raising transactions, including private placements of debt and equity and initial public offerings. Prior to joining Chineseinvestors.com, Inc., he worked as an auditor with two large regional accounting firms, with an emphasis in auditing small publicly traded companies and he was employed for several years with a private equity investment firm in various capacities. Mr. Dickman received a Bachelor of Science degree in finance and accounting and has been a licensed CPA since 2005. In addition, Mr. Dickman is a Fellow of the National Association of Corporate Directors, a member of the National Association of Corporate Secretaries, and serves on the board of the Rockies Venture Club in Denver, CO.

Keevin Gillespie, Board Member. Mr. Gillespie serves on the Company’s Board of Directors and also serves as Vice President of Sales for the Company’s US Division where is charged with identifying, recruiting and training new talent and developing and implementing marketing strategies to promote the Company's membership and subscription products. As Vice President of Sales, Mr. Gillespie also traveled to China where he assisted CEO Warren Wang in the expansion of the Company's business.

Prior to joining ChineseInvestors.com, Inc., Mr. Gillespie served as Vice President of Sales, Branch Manager, HR Director/Recruiter, and Senior Account Executive at various investment firms where he managed the placement of several initial public offerings and private placements.

Delray Wannemacher, Independent Board Member: Mr. Wannemacher currently serves on the Company’s Board of Directors. Mr. Wannemacher is the Founder and CEO of First Look Equities, a capital marketplace whose goal is to find the emerging growth companies and connect them with investors and resources in the United States. First Look Equities streamlines the process for companies seeking funding to directly connect with investors, broker-dealers, family offices and other investment professionals.

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

King Fai Leung, Prior Independent Board Member/Current Executive Board Member and CFO: Mr. Leung currently serves as the Company’s Chief Financial Officer and an Executive Director. Mr. Leung is a Certified Public Accountant in both Australia and Hong Kong. Currently, Mr. Leung is an Independent Non-executive Director in Daisho Microline Holdings Limited, a company listed on Stock Exchange of Hong Kong and an Independent Director in Planet Green Holdings Corporation, a company listed on New York Stock Exchange. Mr. Leung acted as various executive and directorial roles at a number of companies listed on the Stock Exchange of Hong Kong and NASDAQ, including Kirin Group Holdings Limited, Biostar Pharmaceuticals, Inc., Hao Wen Holdings Limited and Celebrate International Holdings Limited.

Shelby Chan is a Certified Public Accountant in Hong Kong. Ms. Chan is currently acting as a Senior Accounts Manager at Four Seas Mercantile Holdings Limited (HKEx: 374). Ms. Chan previously served as a Finance Manager at Hao Wen Holdings Limited (HKEx: 8019) from 2011-2015. Prior to that, she served as a Senior Auditor II at Mazars CPA Limited from 2007- 2011.

Item 11. Executive Compensation

The following information summarizes the compensation earned during the year ending May 31, 2019 and May 31, 2018.

Officers and Management

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non- Qualified Defer. Comp	All Other Compensation (3)	Totals
Warren Wang	2019	$192,000	$295,000	$760,000	$–	$–	$–	$–	$1,247,000
Chief Executive Officer	2018	$184,500	$80,549	$372,400	$–	$–	$–	$–	$637,449

King Fai Leung	2019	$16,000	$–	$–	$–	$–	$–	$–	$16,000
Chief Financial Officer	2018	$–	$–	$–	$–	$–	$–	$–	$–

Lan Jiang	2019	$180,000	$–	$380,000	$–	$–	$–	$–	$560,000
Office Manager, Shanghai	2018	$165,000	$100,000	$186,200	$–	$–	$–	$–	$451,200

Paul Dickman	2019	$106,250	$60,000	$190,000	$–	$–	$–	$–	$356,250
Chief Financial Officer Resigned January 31, 2019	2018	$75,750	$4,500	$98,000	$–	$–	$–	$–	$178,250

Board of Directors

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Defer. Compensation	All Other Compensation	Totals
Warren Wang, Chairman of the Board	$–	$–	$–	$–	$–	$–	$–

Keevin Gillespie, Director, executive	$24,000	$23,750	$–	$–	$–	$97,183	$144,933

Delray Wannemacher, Director	$30,000	$23,750	$–	$–	$–	$–	$53,750

Leung King Fai, Director	$8,000	$–	$–	$–	$–	$–	$8,000

Paul Dickman, Director	$–	$–	$–	$–	$–	$–	$–

________________

(1)	Mrs. Lan Jiang is not an officer of the corporation, does not serve on the Board of Directors, and is included in this table as a part of our related party disclosure as she is the spouse of the CEO, Mr. Warren Wang.

Employment Contracts

The Company currently has active employment agreements with executive employees associated with the Company.

Non-Statutory Stock/ Compensation Plan

The Company’s Amended 2019 Equity Incentive Plan (the “Plan”) was approved by its Board of Directors on July 17, 2019. The Company believes that the Plan will help to (i) assist the Company and its affiliates in the recruitment and retention of persons with ability and initiative, (ii) provide an incentive to such persons to contribute to the growth and success of the Company’s businesses by affording such persons equity participation in the Company, (iii) associate the interests of such persons with those of the Company and its affiliates and shareholders, (iv) to provide incentives to individuals who perform services for the Company, and (v) to promote the success of the Company’s business. The general details of the Plan follow:

General Details and Provisions of the Plan

The Board has the sole authority to implement, interpret, and/or administer the Plan unless the Board delegates (i) all or any portion of its authority to implement, interpret, and/or administer the Plan to a committee of the Board consisting of non-employee directors (the “Committee”), or (ii) the authority to grant and administer awards to non-executive employees of the Company under the Plan to an officer of the Company.

The Plan relates to the issuance of up to 7,000,000 shares of Common Stock (including shares that may be issued related to the exercise of options awarded under the Plan), subject to adjustment as described below, and shall be effective for ten (10) years, unless earlier terminated.

Any employee of the Company or an affiliate, a director, or a consultant to the Company or an affiliate (collectively “Service Providers”) may be eligible under the Plan. The Plan provides Service Providers the opportunity to participate in the enhancement of shareholder value by the award of Non-statutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units, Performance Shares, and such other cash or stock awards as the Administrator determines may be granted to Service Providers under the Plan. Incentive Stock Options may be granted only to Employees. While our directors and our executive officers may participate in the Plan, the amounts and benefits that they may receive from the Plan (if any) has not been determined and is not currently determinable.

Stock Options

The Administrator will have complete discretion to determine the number of Shares subject to an Option granted to any Participant. Each Option will be designated in the Award Agreement as either an Incentive Stock Option or a Non-statutory Stock Option. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of the Shares with respect to which Incentive Stock Options are exercisable for the first time by the Participant during any calendar year (under all plans of the Company and any Parent or Subsidiary) exceeds $100,000 (U.S.), such Options will be treated as Non-statutory Stock Options. The Fair Market Value of the Shares will be determined as of the time the Option with respect to such Shares is granted.

The Administrator will determine the term of each Option in its sole discretion; provided, however, that the term will be no more than ten (10) years from the date of grant thereof in the case of Incentive Stock Options. Moreover, in the case of an Incentive Stock Option granted to a Participant who, at the time the Incentive Stock Option is granted, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option will be five (5) years from the date of grant or such shorter term as may be provided in the Award Agreement.

The per share exercise price for the Shares to be issued pursuant to exercise of an Option will be determined by the Administrator but will be no less than 100% of the Fair Market Value per Share on the date of grant. In addition, in the case of an Incentive Stock Option granted to an Employee who, at the time the Incentive Stock Option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price will be no less than 110% of the Fair Market Value per Share on the date of grant. Notwithstanding the foregoing, Options may be granted with a per Share exercise price of less than 100% of the Fair Market Value per Share on the date of grant pursuant to the issuance or assumption of an Option in a transaction to which Section 424(a) of the Code applies in a manner consistent with said Section 424(a).

Stock Appreciation Rights

The Administrator will have complete discretion to determine the number of Stock Appreciation Rights granted to any Participant which may be granted to Service Providers at any time and from time to time as will be determined by the Administrator, in its sole discretion. The Administrator will have complete discretion to determine the terms and conditions of Stock Appreciation Rights granted under the Plan; provided, however, that the exercise price will be not less than 100% of the Fair Market Value of a Share on the date of grant. Each Stock Appreciation Right grant will be evidenced by an Award Agreement that will specify the exercise price, the number of Shares with respect to which the Award is granted, the term of the Stock Appreciation Right, the conditions of exercise, and such other terms and conditions as the Administrator, in its sole discretion, will determine. A Stock Appreciation Right granted under the Plan will expire upon the date determined by the Administrator, in its sole discretion, and set forth in the Award Agreement; provided, however, that the term will be no more than ten (10) years from the date of grant thereof. Upon exercise of a Stock Appreciation Right, a Participant will be entitled to receive payment from the Company in an amount determined by multiplying: (i) The difference between the Fair Market Value of a Share on the date of exercise over the “stock appreciation right exercise price,” as defined under Treasury Regulation Section 1.409A-1(b)(i)(B)(2), i.e., the Fair Market Value of a Share on the date of grant of the Stock Appreciation Right; times (ii) The number of Shares with respect to which the Stock Appreciation Right is exercised. At the discretion of the Administrator, the payment upon Stock Appreciation Right exercise may be in cash, in Shares of equivalent value, or in some combination thereof.

Bonus, Deferred, and Restricted Stock Award

The Administrator may, in its sole discretion, grant awards of Common Stock in the form of bonus awards, deferred awards, and restricted stock awards. Each stock award agreement shall be in such form and shall contain such terms and conditions as the Board, or the committee, deems appropriate. The terms and conditions of each stock award agreement may change from time to time and need not be uniform with respect to Eligible Persons, and the terms and conditions of separate stock award agreements need not be identical.

Performance Share Awards

The Administrator may authorize grants of shares of Common Stock to be awarded upon the achievement of specified performance objectives, upon such terms and conditions as the Administrator may determine. Such awards shall be conferred upon the Service Provider upon the achievement of specified performance objectives during a specified performance period, such objectives being set forth in the grant and including a minimum acceptable level of achievement and, optionally, a formula for measuring and determining the number of performance shares to be issued. Each performance share award agreement shall be in such form and shall contain such terms and conditions as the Administrator deems appropriate. The terms and conditions of each performance share award may change from time to time and need not be uniform with respect to Service Providers, and the terms and conditions of separate performance share award agreements need not be identical.

Adjustments; Dissolution or Liquidation; Merger or Change in Control

In the event that any dividend or other distribution (whether in the form of cash, Shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Shares or other securities of the Company, or other change in the corporate structure of the Company affecting the Shares occurs, the Administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the Plan, will adjust the number and class of Shares that may be delivered under the Plan and/or the number, class, and price of Shares covered by each outstanding Award.

In the event of the proposed dissolution or liquidation of the Company, any corporate separation or division, including, but not limited to, a split-up, a split-off or a spin-off; a reverse merger in which the Company is the surviving entity, but the shares of Company stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or the transfer of more than fifty percent (50%) of the then outstanding voting stock of the Company to another person or entity. the Administrator will notify each Participant as soon as practicable prior to the effective date of such proposed transaction. The Company, to the extent permitted by applicable law but otherwise in its sole discretion may provide for: (i) the continuation Awards by the Company (if the Company is surviving entity or its parent; (ii) the assumption of the Plan and such outstanding Awards by the surviving entity or its parent; (iii) the substitution by the surviving entity or its parent of rights with substantially the same terms for such outstanding Awards; or (iv) the cancellation of such outstanding Rights without payment of any consideration provided that in the case of this clause (iv), the Administrator will provide notice of its intention to cancel Award and offer a reasonable opportunity to exercise vested Awards.

In the event of a merger or Change in Control, each outstanding Award will be treated as the Administrator determines, including, without limitation, that each Award will be assumed or an equivalent option or right substituted by the successor corporation or a Parent or Subsidiary of the successor corporation (the “Successor Corporation”). The Administrator will not be required to treat all Awards similarly in the transaction.

In the event that the Successor Corporation does not assume or substitute for the Award, the Participant will fully vest in and have the right to exercise all of his or her outstanding Options and Stock Appreciation Rights, including Shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on Restricted Stock will lapse, and, with respect to Restricted Stock Units, Performance Shares and Performance Units, all Performance Goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an Option or Stock Appreciation Right is not assumed or substituted for in the event of a Change in Control, the Administrator will notify the Participant in writing or electronically that the Option or Stock Appreciation Right will be fully vested and exercisable for a period of time determined by the Administrator in its sole discretion, and the Option or Stock Appreciation Right will terminate upon the expiration of such period.

Plan Amendment or Termination.

The Administrator may at any time amend, alter, suspend or terminate the Plan, provided that such action does not materially impair the existing rights of any participant without such participant's written consent. The Plans will terminate ten (10) years after the earlier of (i) the date the Plan is adopted by the Board, and (ii) the date a Plan is approved by the shareholders, except that awards that are granted under the Plan prior to its termination will continue to be administered under the terms of the that Plan until the awards terminate, expire or are exercised.

Federal Income Tax Consequences

An individual who receives a grant of options (an “Optionee”) will generally not recognize any taxable income on the date Nonqualified Options are granted pursuant to the Plan. Upon exercise of the option, however, the Optionee must recognize, in the year of exercise, compensation taxable as ordinary income in an amount equal to the difference between the option price and the fair market value of Company common stock on the date of exercise. Upon the sale of the shares, any resulting gain or loss will be treated as capital gain or loss. The Company will receive an income tax deduction in its fiscal year in which NSOs are exercised equal to the amount of ordinary income recognized by those Optionees exercising options and must comply with applicable tax withholding requirements. ISOs granted under the Plan are intended to qualify for favorable tax treatment under Section 422 of the Internal Revenue Code. An Optionee recognizes no taxable income when the option is granted. Further, the Optionee generally will not recognize any taxable income when the option is exercised if he or she has at all times from the date of the option’s grant until three months before the date of exercise been an employee of the Company. The Company ordinarily is not entitled to any income tax deduction upon the grant or exercise of an incentive stock option. This favorable tax treatment for the Optionee, and the denial of a deduction for the Company, will not, however, apply if the Optionee disposes of the shares acquired upon the exercise of an incentive stock option within two years from the granting of the option or one year from the receipt of the shares.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership(1)	Percent of Ownership of Common Stock
Common	Warren Wang, CEO, Chairman of the Board, Director	3,434,393	7.46%
Common	Paul Dickman, Former CFO, Former Board Member	423,000	0.92%

Notes:

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). Current Ownership currently stands at 3,434,393 shares of common stock

2.	The address for Warren Wang is c/o ChineseInvestors.com, Inc., 227 W. Valley Blvd, #208 A, San Gabriel, CA 91776.

3.	Mr. Dickman received his shares as part of the Company’s incentive compensation arrangement with him. Current ownership stands at 423,000 shares of common stock. As noted above, Mr. Dickman resigned from his position as the Company’s CFO effective January 31, 2019 and thereafter resigned from the Company’s Board of Directors effective April 3, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties.

Director Independence

Currently, Delray Wannemacher and Shelby Chan (appointed August 1, 2019) are the independent members of the Company’s board of directors.

Medicine Man Technologies

The Company performed organizational, advisory and financing services for Medicine Man Technologies, Inc., a Nevada corporation, in exchange for 2,800,000 shares of common stock of MDCL. As of May 31, 2019, the Company had disposed 2,758,762 shares of MDCL stock, with 72,488 shares left.

Breakwater MB LLC

The Company made a long-term investment of $250,000 to Breakwater MB LLC in March 2017 formed by the Company’s former board member and former CFO, Paul Dickman. The Company’s equity position in Breakwater MB, LLC is approximately 8.75% with carrying value $140,000 and 12.5% with carrying value $250,000 as of May 31, 2019 and 2018, respectively.

Donald Capital LLC

Donald Capital, LLC, is a Delaware limited liability company established on May 7, 2018. In exchange for capital contributions totaling $160,000 from ChineseInvestors.com, Inc., the Company received a 24.9% interest in Donald Capital LLC. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of CBD Biotech Cayman and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Strategy Group. Donald Capital LLC is a registered broker dealer approved by FINRA effective May 14, 2019. Donald Capital LLC will serve clients around the globe in the private, micro, small and middle capitalization arenas through pre-capital raise and strategic advisory, capital raise and other services that will be offered through network partners.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by our auditors, B. F. Borgers CPA, PC in fiscal year 2019 and fiscal year 2018. The Company’s Board of Directors has considered these fees and professional services rendered compatible with maintaining the independence of that firm.

	For Year Ending May 31,
	2019	2018
Audit Fees (1)	$83,140	$72,277
Tax Fees (2)	4,950	2,250
Totals	$88,090	$74,527

_________________

(1)	Audit Fees consist of fees for the audit of our annual financial statements, review of our interim financial statements and review in connection with our statutory and regulatory filings.
(2)	Tax Fees consist of fees related to tax compliance, tax advice, and tax planning.

Item 15. Subsequent Events

On August 5, 2019, the Company announces the appointment of Shelby Chan as an independent director to serve until the next annual meeting of the shareholders. Ms. Chan is a licensed certified public accountant in Hong Kong. Ms. Chan has experience in working with the financial reporting of publicly traded companies.

During the period from June 1, 2019 until August 28, 2019, the shareholders of preferred stock series D-2017 converted 505,000 shares of preferred stock for 1,010,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2 shares of common stock.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Chineseinvestors.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chineseinvestors.com, Inc. and its subsidiaries ("the Company") as of May 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado

August 29, 2019

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$1,311,984	$1,390,258
Accounts receivable, net	635,874	9,815
Marketable equity securities	1,133,256	1,230,754
Inventories	189,397	130,679
Due from related party	606	87,379
Other current assets	471,120	331,628
Total current assets	3,742,237	3,180,513

Non-current assets
Long-term investments	323,603	250,000
Property and equipment, net	98,250	65,250
Website development, net	148,361	104,278
Other assets	111,357	76,271
Total noncurrent assets	681,571	495,799

Total assets	$4,423,808	$3,676,312

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$487,090	$359,597
Short-term notes	5,873,709	1,058,084
Deferred revenue, current	518,570	787,557
Other current liabilities	638,248	430,538
Total current liabilities	7,517,617	2,635,776

Non-current liabilities
Deferred revenue, noncurrent	122,329	114,875
Total noncurrent liabilities	122,329	114,875

Total liabilities	7,639,946	2,750,651

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, series 2012, $0.001 par value 20,000,000 authorized in for all preferred shares in total, 445,000 and 445,000 issued and outstanding at May 31, 2019 and 2018, respectively	445	445
Preferred stock, series A-2014, 356,000 and 606,000 issued and outstanding at May 31, 2019 and 2018, respectively	356	606
Preferred stock, series C-2016, 193,000 and 622,958 issued and outstanding at May 31, 2019 and 2018, respectively	193	623
Preferred stock, series D-2017, 6,037,050 and 6,643,050 issued and outstanding at May 31, 2019 and 2018, respectively	6,037	6,643
Common stock $0.001 par value 80,000,000 authorized and 45,486,497 and 29,520,560 issued and outstanding May 31, 2019 and 2018, respectively	45,488	29,522
Additional paid-in capital	44,118,980	36,651,070
Accumulated deficit	(47,348,927)	(35,268,062)
Accumulated other comprehensive loss	(38,710)	(495,186)
Total stockholders' equity	(3,216,138)	925,661

Total liabilities and stockholders’ equity	$4,423,808	$3,676,312

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2017	11,446,805	$11,448	615,000	$615	1,770,000	$1,770	5,000,043	$5,000

Stock Compensation expenses	1,520,000	1,520	–	–	–	–	–	–
Preferred Stock issued for cash, series D	–	–	–	–	–	–	–	–
Deemed dividend associated with preferred stock issuance, series C	–	–	–	–	–	–	–	–
Deemed dividend associated with preferred stock issuance, series D	–	–	–	–	–	–	–	–
Preferred stocks conversion, series 2012	212,500	213	(170,000)	(170)	–	–	–	–
Preferred stocks conversion, series A	2,910,000	2,910	–	–	(1,164,000)	(1,164)	–	–
Preferred stocks conversion, series C	13,131,255	13,131	–	–	–	–	(4,377,085)	(4,377)
Preferred stocks conversion, series D	300,000	300	–	–	–	–	–	–
Preferred Stock dividends, series A	–	–	–	–	–	–	–	–
Preferred Stock dividends, series C	–	–	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Unrealized investment loss	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–

Balance, May 31, 2018	29,520,560	$29,522	445,000	$445	606,000	$606	622,958	$623

Stock Compensation	4,573,245	4,573	–	–	–	–	–	–
Common stock issuance	1,109,818	1,110	–	–	–	–	–	–
Preferred Stock issued for cash, series D	–	–	–	–	–	–	–	–
Deemed Dividend associated with preferred stock issuance Preferred D	–	–	–	–	–	–	–	–
Preferred stocks conversion, series A	625,000	625	–	–	(250,000)	(250)	–	–
Preferred stocks conversion, series C	1,289,874	1,290	–	–	–	–	(429,958)	(430)
Preferred stocks conversion, series D	8,368,000	8,368	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Net (loss) for the period	–	–	–	–	–	–	–	–
Unrealized investment gain/loss	–	–	–	–	–	–	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at May 31, 2019	45,486,497	45,488	445,000	445	356,000	356	193,000	193

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, May 31, 2017	–	$–	$23,928,741	$(22,349,379)	$(206,892)	$1,391,303

Stock Compensation expenses	–	–	768,700	–	–	770,220
Preferred Stock issued for cash, series D	6,793,050	6,793	6,786,257	–	–	6,793,050
Deemed dividend associated with preferred stock issuance, series C	–	–	1,244,622	(1,244,622)	–	–
Deemed dividend associated with preferred stock issuance, series D	–	–	3,933,443	(3,933,443)	–	–
Preferred stocks conversion, series 2012	–	–	(43)	–	–	–
Preferred stocks conversion, series A	–	–	(1,746)	–	–	–
Preferred stocks conversion, series C	–	–	(8,754)	–	–	–
Preferred stocks conversion, series D	(150,000)	(150)	(150)	–	–	–
Preferred Stock dividends, series A	–	–	–	(3,492)	–	(3,492)
Preferred Stock dividends, series C	–	–	–	(120,926)	–	(120,926)
Preferred Stock dividends, series D	–	–	–	(210,596)	–	(210,596)
Unrealized investment loss	–	–	–	–	(279,895)	(279,895)
Foreign currency translation	–	–	–	–	(8,399)	(8,399)
Net loss	–	–	–	(7,405,604)	–	(7,405,604)

Balance, May 31, 2018	6,643,050	$6,643	$36,651,070	$(35,268,062)	$(495,186)	$925,661

Stock Compensation	–	–	2,296,867	–	–	2,301,440
Common stock issuance	–	–	609,340	–	–	610,450
Preferred Stock issued for cash, series D	3,578,000	3,578	3,574,422	–	–	3,578,000
Deemed Dividend associated with preferred stock issuance Preferred D	–	–	992,700	(992,700)	–	–
Preferred stocks conversion, series A	–	–	(375)	–	–	–
Preferred stocks conversion, series C	–	–	(860)	–	–	–
Preferred stocks conversion, series D	(4,184,000)	(4,184)	(4,184)	–	–	–
Preferred Stock dividends, series D	–	–	–	(410,216)	–	(410,216)
Net (loss) for the period	–	–	–	(10,191,162)	–	(10,191,162)
Unrealized investment gain/loss	–	–	–	(486,787)	486,787	–
Foreign currency	–	–	–	–	(30,311)	(30,311)
						–
Balance at May 31, 2019	6,037,050	$6,037	$44,118,980	$(47,348,927)	$(38,710)	$(3,216,138)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended May 31, 2019 and 2018

	Years Ended May 31,
	2019	2018
Operating revenues
Investor-relation service	$1,323,506	$968,282
Subscription	865,457	779,964
Sales of products	4,189,935	378,984
Others	97,544	226,101
Total revenues	6,476,442	2,353,331

Cost of revenues
Products	3,516,131	162,192
Services	1,419,250	1,237,866
Total cost of revenues	4,935,381	1,400,058

Gross profit	1,541,061	953,273

Operating Expenses
General and administrative expenses	11,744,041	6,998,171
Advertising Expenses	1,353,760	1,169,968
Total Operating Expenses	13,097,801	8,168,139

Income (loss) from operations	(11,556,740)	(7,214,866)

Other income/(expense)
Other income (expense)	3,146	(5,013)
Interest expense	(309,838)	(103,809)
Net realized (loss) gain on investment	1,335,181	(7,148)
Equity in loss from equity method investments	(11,397)	(60,000)
Unrealized (loss) gain on equity securities	323,227	–
Unrealized (loss) gain on cryptocurrencies	25,259	(14,768)
Total other income/ (expenses)	1,365,578	(190,738)

Loss before income taxes	(10,191,162)	(7,405,604)
Income tax expense	–	–
Net loss	$(10,191,162)	$(7,405,604)

Deemed dividend for beneficial conversion of convertible preferred stock	(992,700)	(5,178,065)
Preferred stock dividends	(410,216)	(335,014)

Net loss attributable to common shareholders	$(11,594,078)	$(12,918,683)

Other comprehensive income (loss)
Net unrealized loss for available for sale securities	–	(279,895)
Foreign currency translation loss	(30,311)	(8,399)

Comprehensive loss attributable to common shareholders	$(11,624,389)	$(13,206,977)

Loss per share attributable to common shareholders:
Basic and diluted loss per share	$(0.31)	$(0.58)

Weighted average shares outstanding
Weighted average number of shares outstanding - basic and diluted	37,752,790	22,427,427

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net loss	$(10,191,162)	$(7,405,604)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash revenue received as available for sale securities	(936,966)	(768,282)
Investment (gain) loss on marketable equity securities	(1,335,181)	7,148
Equity in loss from equity method investments	11,397	60,000
Unrealized loss (gain) on equity securities	(323,227)	–
Unrealized loss (gain) on crypto currencies	(25,259)	14,768
Stock based compensation	2,301,440	770,220
Depreciation and amortization	65,750	29,622
Changes in operating assets and liabilities
Accounts receivable	(451,077)	(1,188)
Inventories	(65,636)	(275,793)
Other current assets	(74,735)	(261,025)
Accounts payable	130,797	56,134
Accrued interest	41,026	(72,062)
Deferred revenue	(168,196)	290,754
Customer deposit	52,266	–
Other accrued liabilities	85,895	206,104
Net cash used in operating activities	(10,882,868)	(7,349,204)

Cash flows from investing activities
Long-term equity investments	(160,000)	(30,000)
Purchase of property and equipment	(145,229)	(64,431)
Proceeds from investment return	75,000	–
Proceeds from the sale of marketable equity securities	2,378,689	–
Loan to related party	(606)	–
Net cash (used in) provided by investing activities	2,147,854	(94,431)

Cash flows from financing activities
Cash raised by sale of common stock	610,450	–
Proceeds of issuance of preferred stock, series D-2017	3,578,000	6,793,050
Payments made for preferred stock dividends	(393,880)	(306,627)
Proceeds of issuance of debts	5,873,709	995,140
Repayments of debts	(995,140)	(410,000)
Net cash provided by financing activities	8,673,139	7,071,563

Effects of exchange rates on cash and cash equivalents	(16,399)	(8,399)

Net increase/(decrease) in cash and cash equivalents	(78,274)	(380,471)
Cash and cash equivalents - beginning of year	1,390,258	1,770,729
Cash and cash equivalents - end of year	$1,311,984	$1,390,258

Supplemental cash flow disclosures
Cash paid for interest	$59,708	$47,217

See accompanying notes to the financial statements

Supplemental disclosure of non-cash activity:

During the year ended May 31, 2019, the company received various stock valued (FMV) at $1,211,925 for providing one to twelve months of investor relations (“IR”) services.

During the year ended May 31, 2018, the Company received various stocks valued (FMV) $909,375 for providing one to twelve months of investor relations (“IR”) services.

See accompanying notes to the financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations:

Chineseinvestors.com, Inc. (the “Company”) was incorporated on January 6, 1997 in the State of Indiana under the corporate name “MAS Acquisition LII Corp.” Prior to June 12, 2000, the Company was a ‘blank check’ company seeking a business combination with an unidentified business. On June 12, 2000, the Company acquired 8,200,000 shares of common stock, representing 100% of the outstanding shares of Chineseinvestors.com, Inc., which was incorporated in the State of California on June 15, 1999. In connection with this acquisition, Aaron Tsai, the Company’s former sole officer and director, was replaced by Chineseinvestors.com, Inc.’s officers and directors. The stockholders of Chineseinvestors.com, Inc. were issued 8,200,000 shares of common stock, or approximately 96% of the Company’s total outstanding common shares. After giving effect to the acquisition, Chineseinvestors.com, Inc. became a wholly owned subsidiary and the name was changed to Chineseinvestors.com, Inc. Immediately prior to the acquisition of Chineseinvestors.com, Inc., MAS Capital Inc. returned 8,200,000 shares of common stock for cancellation without any consideration.

Chineseinvestors.com, Inc. was established as an ‘in language’ (Chinese) financial information web portal, offering news and information relative to the US Equity and Financial Markets, as well as certain other specific financial markets (including China A Shares, FOREX, etc.). Over the years, various informational components have been added and the general content of the web portal has improved as the Company continues to derive a material portion of its income from the various subscription services it offers to its customers, which provide investment education, news and analysis on the US Equity and Financial Markets as well as news about particular stocks that we are following. Nevertheless, the Company does not provide subscribers with individualized investment advice and never has investment discretion over any subscribers’ or site visitors’ funds. In addition, the Company provides investor relations services for other companies, especially those requiring Mandarin language support, which now accounts for one of the Company’s most significant revenue sources. These services typically include translating client releases into English from Mandarin or vice versa, featuring client advertisements on the www.chinesefn.com website, and assisting clients to achieve goals which may be to increase stock price, to increase awareness about clients and their stock, or to helping clients to move from pink sheets to an established public securities market. Not all of those goals are shared by every client. Promotions geared to the Chinese American market are the underlying common thread, generally in the form of advertisements on the chinesefn.com website. In exchange for services provided, the Company generally receives fees consisting of cash, client securities, or a combination of cash and equity.

Chineseinvestors.com, Inc. has been in continuous operation since July 1999 using the web domains (uniform resource locators) www.chineseinvestors.com and www.chinesefn.com. The Company has representative offices in leased office space in Shanghai, China, where most support services are fulfilled, San Gabriel, California, New York City, NY and Flushing, NY and Richmond, British Columbia.

In March 2017, the Company established and registered XiBiDi Biotechnology Co. Ltd./CBD Biotechnology Co. Ltd. (“CBD Biotech”) in Pudong Free-Trade Area in Shanghai, PRC as a wholly owned foreign enterprise (“WOFE”). CBD Biotech’s primary focus is online and retail sales of industrial hemp-infused cosmetics and liquor in PRC.

Earlier this year, in February 2019, CBD Biotech formed CBD Biotech, Inc., an exempted company with limited liability incorporated in the Cayman Islands (“CBD Biotech Cayman”) which is solely owned by Wei Wang, CEO of ChineseInvestors.com, Inc. and Alex Hamilton, Chairman and Chief Financial Officer of CBD Biotech.

In April 2017, the Company established ChineseHempOil.com, Inc. dba “Chinese Wellness Center” a Delaware corporation, as a subsidiary of the Company in San Gabriel, California. CHO is responsible for the development and operation of the online and retail sales of industrial hemp products in the United States.

The Company also incorporated two subsidiaries - Hemp Logic, Inc. and CIIX Online, Inc., Delaware companies in April 2017. The two wholly owned subsidiaries have not operated since the inceptions.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which is slated to focus on the sales of industrial hemp- products, via online and other distribution channels. CBD Canada has not generated any revenue as of May 31, 2019.

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

On November 11, 2018, the Company established Blue Ocean Capital Holding LLC (“BO”), a Delaware limited liability company. On January 23, 2019, BO entered into an Equity Transfer Agreement (“ETA”) with The Connell Company (“CC”) whereby CC will sell its 100% ownership stake in Connell Securities LLC (“CS”) to BO. CS is a registered broker-dealer and member of FINRA. BO is a Delaware limited liability company with two members — Wei Wang, the Company’s chief executive officer, who owns 10% of the issued and outstanding member units and CIIX which owns 90% of the issued and outstanding member units. Pursuant to the ETA, the purchase price of CS is $75,000 and is subject to review and approval of FINRA before the sale can be consummated. In accordance with the ETA, BO’s $75,000 purchase price is held in escrow and will be disbursed to CC upon closing or returned to BO if no closing occurs.

Donald Capital, LLC, is a Delaware limited liability company established on May 7, 2018. In exchange for capital contributions totaling $160,000 from ChineseInvestors.com, Inc., the Company received a 24.99% interest in Donald Capital LLC. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton, is the CFO of CBD Biotech Cayman and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Global Strategy. Donald Capital LLC is a registered broker dealer approved by FINRA effective May 14, 2019.

Liquidity and Capital Resources:

Cash Flows – During the year ended May 31, 2019, the Company primarily utilized cash and cash equivalents and proceeds from issuances of its preferred stock to fund its operations. The Company received $3,578,000 of proceeds from the sale of Series “D-2017” preferred stock and issuance of debt of $5,873,709.

Cash flows used in operations for the years ended May 31, 2019 and 2018 were $10,882,868 and $7,349,204, respectively. The increase of cash used in operations was primarily caused by the increased net loss due to the industrial hemp-related business lines and liquor sales launched during the year.

Capital Resources – As of May 31, 2019, the Company had cash and cash equivalents of $1,311,984 as compared to cash and cash equivalents of $1,390,258 as of May 31, 2018.

Since inception in 1997, the Company has primarily relied upon proceeds from private placements of its equity securities and issuance of debt, sometimes pledged with the marketable securities the Company holds to fund its operations. The Company anticipates continuing to rely on these two means in order to continue to fund business operations. Issuances of additional shares will result in dilution to its existing stockholders. There is no assurance that the Company will be able to complete any additional sales of its equity securities or that it will be able arrange for other financing to fund our planned business activities.

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

Principles of Consolidation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the operations of Chineseinvestors.com Inc. and its subsidiaries. The Company’s wholly owned subsidiaries include ChineseHempOil.com Inc, CBD Biotech, Hemp Logic, CIIX Online, Newcoins1688, Bitcoin Trading Academy LLC, CIIX Online Ltd and Blue Ocean Capital Holding LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The exchange rates used were as follows:

May 31, 2019
Spot rate	RMB 6.90 to US $1.00
Spot rate	CAD 1.35 to US $1.00
Average rate for the year end May 31, 2019	RMB 6.79 to US $1.00
Average rate for the year end May 31, 2019	CAD 1.32 to US $1.00

May 31, 2018
Balance sheet	RMB 6.40 to US $1.00
Average rate for the year end May 31, 2018	RMB 6.36 to US $1.00

Cash and cash equivalents

The Company considers all cash on hands and the highly liquid instruments with an original maturity of three months or less to be cash equivalents. There is no cash equivalents as of May 31, 2019 and 2018.

Accounts Receivable, net

The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of May 31, 2019 and 2018, the Company determined that an allowance was not needed.

Concentration of Credit Risk

The Company maintains cash at banks in the United States and PRC. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the PRC, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”), whereas the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”) in the United States. As of May 31, 2019 and 2018 the Company has $608,908 and $780,726 cash balances uninsured, respectively.

Major customers and vendors

Two customers accounted for 46% of the total sales of the Company for year ended May 31, 2019 with $380,322 accounts receivable outstanding as of May 31, 2019. One customer accounted for 22% of the total sales of the Company for the year ended May 31, 2018 without accounts receivable outstanding as of May 31, 2018.

Two vendors accounted for 71% of the total purchase of the Company for the year ended May 31, 2019 with $76,002 accounts payable outstanding. There was no vendor concentration for the Company for the year ended May 31, 2018.

The Company has operations in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Marketable equity securities

Marketable equity securities is comprised of publicly traded stocks received in return for providing investor relations services to the Company’s customers. The service terms range from one month to a year. The Company considers the securities to be liquid and convertible to cash within a year. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term.

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

Inventories

Inventories include industrial hemp-related finished products and liquor, stated at the lower of cost or net realizable value using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. There was no reserve needed for inventory obsolescence and slow-moving as of May 31, 2019 and 2018.

Equity Method investments

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

The Company started to account the investment under equity method in the year ended May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of May 31, 2019 and 2018.

Property and Equipment, net

Property and equipment are stated at cost minus accumulated depreciation and any accumulated impairment. Depreciation and amortization of property and equipment is calculated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the term of the lease.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses from retirement or replacement are included in statement of operations.

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

Impairment of Long-life Assets

In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the years ended May 31, 2019 and 2018.

Deferred revenue

The Company receives payment for subscription revenues in advance before the subscription service is granted. The company recognizes the revenue as being earned as the services are provided. The amount paid for which services have not yet been provided related to subscription revenues is recorded as a liability in the current or long-term portion of the liabilities section of the balance sheet.

The Company also receives shares of stocks and warrants as means of payments for the investor relationship (“IR”) service provided. The fair market value of the stocks and warrants on the contract date are amortized and recognized as IR revenue over the contract terms.

As of May 31, 2019 and 2018, the deferred revenue compromised as following:

	May 31, 2019	May 31, 2018
Deferred subscription	$503,644	$587,194
Unearned IR revenue	137,255	315,238
Total	640,899	902,432
Current	(518,570)	(787,557)
Noncurrent	$122,329	$114,875

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

The following table summarizes the fair value and carrying value of the Company’s assets and liabilities as of May 31, 2019:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash	$1,311,984	$–	$–	$1,311,984
Short-term investments, available for sale	$1,133,256	$–	$–	$1,133,256
Cryptocurrency	$67,420	$–	$–	$67,420
Liability -
Short-term notes	$–	$5,387,609	$–	$5,873,709

The following table summarizes the fair value and carrying value of the Company’s assets and liabilities as of May 31, 2018:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash	$1,390,258	$–	$–	$1,390,258
Short-term investments, available for sale	$1,230,754	$–	$–	$1,230,754
Cryptocurrency	$31,479	$–	$–	$31,479
Liability -
Short-term notes	$–	$998,192	$–	$1,058,084

Short-term notes – The fair value of such notes payable had been determined based on 10% and 6% annual interest rates and the proximity to the issuance date as of May 31, 2019 and 2018, respectively.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the cryptocurrencies.

Other Revenue

Other revenue is comprised of revenue related to Forex service fees, referral fees and other miscellaneous service revenues generated which are recognized over the term the services are to be provided. For the year ended May 31, 2019 and 2018 details as below:

	May 31, 2019	May 31, 2018
Misc. service revenues	$64,646	$23,383
Bitcoin trading class revenues	32,898	–
Referral fees	–	202,718
Total	$97,544	$226,101

Costs of revenues – Costs of services provided are the total direct cost of the Company’s operations in Shanghai and the US. Cost of products sold includes cost of inventory sold during the period, net of discounts, warranty and rework costs.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.   Fully diluted loss per share are not calculated and presented on the financial statements as the calculation would be antidilutive for the years ended May 31, 2019 and 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The Company will adopt ASC 842 effective June 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether out contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of May 31, 2019, approximately $668,000 of lease assets and liabilities will be recognized on our consolidated balance sheet upon adoption. We are substantially complete with our implementation efforts.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Subsequently, the FASB announced certain codification improvements including ASU 2018-19, ASU-2019-04 and ASU 2019-05. The Company is currently evaluating the impact will have on its consolidated financial statements and associated disclosures.

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

3.	Other Current Assets

Other current assets consist of deposits on building space under an operating lease. Security deposits of office rent in United States, purchase deposits to vendors for the hemp and liquor product, prepaid expenses in both United States and Shanghai, set forth as below:

	May 31, 2019	May 31, 2018
Prepaid expenses	$314,707	$79,822
Purchase deposit	49,773	145,376
Cryptocurrency on hands	67,420	31,479
Other receivables and others	39,220	74,951
Total	$471,120	$331,628

The Company holds various types of cryptocurrency during the years ended of May 31, 2019 and 2018, including Ethereum, Bitcoin, Litecoin, and etc., and reported them under other current assets as of May 31, 2019 and 2018. The cryptocurrencies were recorded at fair market value and recognizes the change of the fair market value as unrealized gain or loss in the statement of operations. The cryptocurrencies are able to convert to cash like marketable securities. During the year ended May 31, 2019 and 2018 the Company recorded $25,259 and ($14,768) as unrealized gain (loss) on cryptocurrency, respectively.

4.	Long-term investments

Long-term investments include: 1) investment at Breakwater MB, LLC accounted as equity investment   without readily available fair value since the Company does not have the significant influence, and 2) investment at Sino-U.S. Finance and Donald Capital LLC are accounted for equity method since the Company has the ability to exercise significant influence over the investee, under which the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

Since the Company’s investments include privately held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any reporting period, the investment is reviewed to determine if the impairment is other than temporary. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Breakwater MB, LLC completed its planned raise of $1,000,000 for 50% of Breakwater MB, LLC’s equity by December 2017. The Company’s equity position in Breakwater MB, LLC stands at 8.75% with carrying value $140,000 and 12.5% with carrying value of $250,000 as of May 31, 2019 and May 31, 2018, respectively. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman held 30% of the equity of Breakwater MB LLC as of May 31, 2018 after a $5,000 cash investment in equity in addition to the services that Mr. Dickman renders to Breakwater MB, LLC.

On August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% of the Company’s investment in Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity (the “Redemption Agreement”). The Redemption Agreement provided for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater MB LLC, the redemption, or otherwise relating to CIIX’s relationship with Breakwater MB LLC. As of May 31, 2019, the Company had received the $75,000 payment but not the $25,000 payment due September 15, 2018. The redemption agreement will be amended to reflect the payment by Breakwater MB, LLC in the amount of $75,000 only. The Company’s equity position in Breakwater MB, LLC currently stands at 8.75% as of May 31, 2019.

For the year ended May 31, 2019, Breakwater transferred 400,000 shares of its stock holding in Grow Flow Inc to the Company as dividend distribution. Those shares were valued at $35,000 based on 20% of the equity holding $175,000 in Breakwater MB, LLC.

In September 2017, the Company entered a letter of intent for investment cooperation to invest $60,000 (44.45% of ownership) to jointly operate Sino-U.S. Finance. The investee will operate a mobile application under the name of “Sino-U.S. Finance” which will provide the platform of information and analysis for Chinese investors in the PRC and US. The Company started to account the investment under equity method for the quarter May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of May 31, 2019.

In April 2019, the Company made a $160,000 investment to Donald Capital LLC a Delaware Corporation. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of CBD Biotech Cayman and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Global Strategy. Donald Capital is a boutique investment bank, approved by FINRA and the SEC on May 14, 2019. As of May 31, 2019, the Company’s equity position in Donald Capital LLC currently stands at 24.9%. The Company recorded $11,397 investment loss for Donald Capital LLC for the year ended May 31, 2019 and with $148,603 balance under long-term investment as of May 31, 2019.

5.	Property and Equipment, net

Property and equipment are recorded at costs, net of accumulated depreciation is comprised of the following:

	May 31, 2019	May 31, 2018
Furniture & Fixtures	$179,337	$154,748
Leasehold Improvements	96,718	35,176
	276,055	189,924
Less: Accumulated Depreciation	(177,805)	(124,674)
	$98,250	$65,250

Depreciation expense for the years ending May 31, 2019 and 2018 was $54,454 and $19,159, respectively.

6.	Website development, net

Website development is comprised of the following:

	May 31, 2019	May 31, 2018
Website development	$276,861	$220,598
Less: Accumulated Amortization	(128,500)	(116,320)
	$148,361	$104,278

Amortization expense for the years ended May 31, 2019 and 2018 was $11,296 and $10,463, respectively.

7.	Short-term notes

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

When entering the 2016 Note Agreements, the Company believed that the SINO contract would be executed, and SINO shares would be delivered upon signing the IR service contract. However, such it was not executed due to a disagreement among SINO’s management, as a result, the Company had not obtained the SINO shares as of May 31, 2018. On January 9, 2018, the Company filed a lawsuit on the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD which has been settled. The parties recently executed the Settlement Agreement and the Company is awaiting receipt of the settlement shares.

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

On October 2017, the Company issued additional one-year promissory notes (the “2017 Notes”) totaling of $995,140 to various individuals. The interest rate for the 2017 Notes was 6% annum. Of the $995,140, as noted above, $116,669 was rolled over from the 2016 Notes with renegotiated terms. The 2017 Notes were to be secured by the stocks of the following companies held by the Company:

Company name	Shares Secured for 2017 Notes
Nemaura Medical, Inc (NMRD)	100,000
Recon Technology LTD (RCON)	49,999
Solbright Group Inc. (SBRT)	195,122
Nengfa Weiye Energy (NFEC)	218,779
SGOCO Group LTD (SGOC)	29,412

The Company transferred NMRD shares held to the Collateral Agent in quarter ended May 31, 2018. It was determined that with the exception of 2017 Notes secured by NMRD shares, the remaining 2017 Notes were not properly secured as the shares could not be transferred to the Collateral Agent. In April 2018, the Company offered the lenders of the unsecured 2017 Notes the option to either rescind the 2017 Notes or allow them to remain in place as unsecured notes.

Pursuant to the 2017 Notes, the Company/Borrower, at its sole discretion, could at any time during the term of the 2017 Notes, sell the above referenced stocks, or in the case of the 2017 Notes properly secured by shares in NMRD, instruct the Collateral Agent to sell, at which time the principal and accrued interest under the 2017 Notes would be accelerated and would become due and owing, and in addition, an incentive would be due and owing to the lenders collectively (in their proportionate share) in the total amount equal to 20% of the appreciation, if any, of the pledged collateral/stocks sold. None of the respective Fstocks/pledged collateral was sold during the term of the 2017 Notes The 2017 Notes were paid full according to their terms and were effectively cancelled. The Company paid $995,140 of the total $995,140 short term 2017 Notes in December 2018.

On August 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-10%”) to individual lenders for a maximum $3,000,000 with 10% annual interest rate. As of May 31, 2019, the Company has issued 2018 Notes-10% in the total amount of $3,030,000 from various individual lenders. As of May 31, 2019, the Company accrued interest payable at $234,162 for the 2018 Notes-10%.

On October 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-8%”) to individual lenders for a maximum $3,000,000 with 8% annual interest rate. At the time the Notes were executed, the Company held 220,000 shares of NF Energy Savings Corporation (“NFEC”) (the “Securities”). As of May 31, 2019, the Company had issued 2018 Notes-8% in the total amount of $1,154,800 to various individual lenders. As of May 31, 2019, the Company accrued interest payable at $43,916 for the 2018 Notes-8%.

The 2018 Notes – 8% included an incentive based on the NFEC share value of $10.38 per share (the “Base Value”). As provided for in the 2018 Notes – 8%, the Company/Borrower agreed that if Borrower, at its sole discretion, sold any of the Securities, all of the Lenders in the Class would be entitled to receive in the aggregate, twenty percent (20%) of the excess of the sales proceeds of such Securities over the Base Value (the “Incentive Payment”). The Lender’s share of the Incentive Payment would be determined by the fraction of the total loan to all loans in the class, not exceed $3,000,000. As of May 31, 2019, the Company sold all holdings in NEFC and accrued incentives totaling $51,314 incentive payable to the lenders.

On February 2019, the board of directors of the Company approved the Company offering unsecured one-year term notes (the “2019 Notes-10%”) to individual lenders for a maximum $5,000,000 with 10% annual interest rate. As of May 31, 2019, the Company has issued 2019 Notes-10% in the total amount of $1,688,908 from various individual lenders. As of May 31, 2019, the Company accrued interest payable at $15,205 for the 2019 Notes-10%.

As of May 31, 2019 and May 31, 2018, the short-term notes are compromised as follows:

	May 31, 2019	May 31, 2018
Short-term 2017 notes
Secured short term notes, due on October 2018, 6% annual interest rate	$–	$635,140
Debt incentive to the secured short-term notes above	–	41,539
Short term notes, due on April and May 2018, 6% annual interest rate	–	360,000
Debt incentive related to the short-term notes above	–	21,405
Total short-term 2017 notes	$–	$1,058,084

Short-term 2018 notes-annual interest rate 10% due August to October 2019	$3,030,000	$–

Short-term 2018 notes-annual interest rate 8% due December 2019	$1,154,800	$–
Debt incentive related to the short-term notes above	–	–
Total short-term 2018 notes-annual interest rate 8%	$1,154,800	$–

Short-term 2019 notes-annual interest rate 10% due February 2020	$1,688,908	$–

Total Short-term notes	$5,873,709	$1,058,084

8.	Other Current Liabilities

Other current liabilities compromise as following:

	May 31, 2019	May 31, 2018
Accrued dividends	$195,554	$179,218
Accrued interests and others	143,377	32,721
Accrued payroll and taxes	299,317	218,599
Total	$638,248	$430,538

Accrued dividends as of May 31, 2019 are comprised of dividends payable to the preferred stockholders, Series D-2017 in the amount of $195,554. Accrued dividends as of May 31, 2018 are comprised of dividends payable to the preferred stockholders, Series C-2016 and Series D-2017, in the amount of $14,981 and $164,237, respectively.

Accrued interest as of May 31, 2019 represents interest payable for the 2018-10% Notes, 2018-8% Notes and 2019-10% Notes. Accrued interest as of May 31, 2018 represents interest payable for 2017 Notes.

9.	Stockholders’ Equity

As of May 31, 2019, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $0.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

Series 2012 Convertible Preferred Stock

During the third quarter of fiscal year 2013, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series 2012 Convertible Preferred Stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. The Company has paid off all the dividends for the Series 2012 Convertible Preferred Stock and the holders of this preferred stock no longer entitle to dividends.

During the year ended May 31, 2019 and 2018, the shareholders of preferred stock series 2012 did not convert into common stocks.

Series A-2014 Convertible Preferred Stock

In the years ended May 31, 2016 and 2015 the Company issued 720,000 and 1,885,000 shares of preferred stock as Series A-2014 Convertible Preferred Stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. The Company has paid off all the dividends for the Series A- 2014 Convertible Preferred Stock and the holders of this preferred stock no longer entitle to dividends.

During the year ended May 31, 2019 the shareholders of preferred stock series A-2014 converted 250,000 shares of preferred stock for 625,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock.

Series C-2016 Convertible Preferred Stock

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Convertible Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, the Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. The Company paid total $232,449 dividends to Series C-2016 Convertible Preferred Stock holders and the holders of this preferred stock no longer entitle to dividends.

We calculated the BCF (defined below, the beneficial conversion feature) of the Series C-2016 Convertible Preferred Stock as $4,930,143. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series C-2016 is convertible after six months from the date of issuance. We then amortize the BCF over six months period, we recorded $3,685,520 as deemed dividend as of May 31, 2018, and we recorded the remaining $1,244,622 as deemed dividend that increases accumulated deficit for the period ended August 31, 2017.

During the year ended May 31, 2019, the shareholders of preferred stock series C-2016 converted 429,958 shares of preferred stock for 1,289,874 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock.

Series D-2017 Convertible Preferred Stock

For the year ended May 31, 2018, the Company issued 6,793,050 shares of its Series D-2017 Convertible Preferred Stock at a price of $1.00 per share for total proceeds of $6,793,050. For the year ended May 31, 2019, the Company issued 3,578,000 shares of its Series D-2017 Convertible Preferred Stock at a price of $1.00 per share for total proceeds of $3,578,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2 shares of common stock at any time from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary.

We calculated the BCF of the preferred shares as $992,700 and $3,933,443 for the year ended May 31, 2019 and 2018, respectively. The BCF would be recorded as paid-in capital with an offsetting debit to convertible preferred stock. The discount attributable to the BCF, however, is amortized as a deemed dividend over the period from issuance to the date the convertible preferred stock becomes convertible. In our case, preferred stock-series D-2017 is convertible at any time from the date of issuance. We recorded $992,700 and $3,933,443 as deemed dividend as of May 31, 2019 and 2018, respectively.

During the year ended May 31, 2019, the shareholders of preferred stock series D-2017 converted 4,184,000 shares of preferred stock for 8,368,000 of common stock shares at a conversion rate of 1 share of preferred stock series D -2017 for 2.00 shares of common stock.

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

On July 26, 2018, the Company entered into a Consulting Agreement with Regal Consulting, LLC (“Regal”). The agreement had a five-month term ending January 21, 2019, pursuant to which Regal received 20,000 shares of the Company’s common stock per month for the term of the Agreement for a total of 100,000 shares, in addition to other compensation. $67,000 in share-based compensation expense has been recorded associated with the award for the year ended May 31, 2019.

On June 20, 2019, the Company entered into a Consulting Agreement with Regal Consulting, LLC (“Regal”). The agreement had a six-month term ending December 20, 2019, pursuant to which Regal received 30,000 shares of the Company’s common stock per month for the term of the Agreement for a total of 180,000 shares, in addition to other compensation. The Company provided notice of termination on August 16, 2019.

On August 9, 2018, the Company entered into a Services Agreement with IRTH Communications LLC (“IRTH”) for a one-year term, pursuant to which ITRH was to receive $100,000 worth of shares of the Company’s common stock in addition to other compensation. On August 22, 2018, the Company adopted a resolution authorizing the issuance of 226,245 shares of the Company’s common stock to IRTH for its professional services to be provided during the term of the agreement. $83,333 in share-based compensation expense has been recorded associated with the award for the year ended May 31, 2019. The Company did not renew this agreement with IRTH at the end of the term.

On August 9, 2018, the Company entered into a Consulting Agreement with Axis Partners, Inc. (“Axis”). The agreement is for a six-month term, pursuant to which Axis is to receive 150,000 shares of the Company’s common stock for the term of the agreement. On August 22, 2018, the Company adopted a resolution authorizing the issuance of 150,000 shares of the Company’s common stock to Axis for its professional service to be provided during the term of the agreement. $100,500 share-based compensation expense has been recorded associated with the award for the year ended May 31, 2019.

On August 24, 2018, the Board adopted a resolution ratifying the award to Melissa Armstrong of an additional 50,000 shares of common stock, for a total award of 100,000 shares, effective October 26, 2016. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $33,500 share-based compensation expense was recorded associated with the award for the year ended May 31, 2019.

During the year ended May 31, 2019, the Company granted 4,047,000 shares of restricted common stock compensation to employees and contractors. The stock was valued from $0.44 to $0.47 per share and fully vested on the grant date as the service had been provided. The compensation and consulting expense were recorded as general and administrative expenses totaling $1,996,940 for the year ended May 31, 2019.

10.	Related Party Transactions

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the years ended May 31, 2019 and 2018, she received 800,000 and 380,000 restricted shares of the Company’s stock compensation with the fair market value $380,000 and $186,200 as of grant date.

As of May 31, 2019, the Company owes $87,379 to the CEO, Mr. Warren Wang for daily operations.

The Company made a long-term investment of $250,000 to Breakwater MB LLC in March 2017 formed by the Company’s former board member and former CFO, Paul Dickman. Breakwater MB LLC returned $75,000 and issued $35,000 dividend to the Company in year ended May 31, 2019. The Company’s equity position in Breakwater MB, LLC will be approximately 8.75% and 12.5% as of May 31, 2019 and 2018, respectively. Refer to Note 4 for investment details.

The Company paid $62,500 and $72,500 to Breakwater Corporate Finance in years ended May 31, 2019 and 2018, a consulting firm owned by the Company’s former board member and former CFO, Paul Dickman. Mr. Dickman resigned from his position as the Company’s Chief Financial Officer effective January 31, 2019. He resigned from the Board of Directors effective April 3, 2019.

The Company purchased the shares of Medicine Man Technologies, Inc. (“MDCL”) in April 2014 using equity method of accounting initially and started to account the ownership as investment available for sale as of May 31, 2015 as the Company no longer had “significant influence” over MDCL as a result of shares issuance. The Company liquidated 1,306,378 shares of MDCL for $1,996,939 cash during the year ended May 31, 2018. The Company earned additional 31,250 shares for investor relation service provided for the year ended May 31, 2019. The Company still held 72,488 and 41,238 shares of MDCL stock representing $260,232 and $74,696, respectively of value based upon the closing market price of $3.59 and $1.86 on May 31, 2019 and 2018, respectively.

In April 2019, the Company made a $160,000 investment to Donald Capital LLC a Delaware Corporation. The Company received 24.9% interest in Donald Capital LLC. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of CBD Biotech Cayman and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Global Strategy. Donald Capital is a boutique investment bank, approved by FINRA and the SEC on May 14, 2019. As of May 31, 2019, the Company’s equity position in Donald Capital LLC currently stands at 24.9%. Refer to Note 4 for investment details.

11.	Commitments and Contingencies

Operating Leases

The Company entered into lease agreements for its operations in San Gabriel (California), New York City (New York), Flushing (New York), Richmond (British Columbia) and Shanghai (China) since 2013 with lease terms ranging from two to four years. Future minimum lease commitments for office facilities as of May 31, 2019 are as follows:

For the years ended May 31,
2020	$305,731
2021	241,972
2022	92,744
2023	95,526
$735,973

For the years ended May 31, 2019 and 2018, the total rent expense for office facilities was $403,434 and $227,422, respectively.

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business.

As stated above, when entering the 2016 Note Agreements, the Company believed that the SINO IR Service Agreement would be executed, and SINO shares would be delivered upon signing the agreement. However, the agreement was not executed due to a disagreement among SINO’s management, and as a result, the Company did not receive the SINO shares despite commencing performance under the Agreement. On January 9, 2018, the Company filed a lawsuit on the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD.   The dispute was ultimately arbitrated by the American Arbitration Association in May 2019 and the parties reached a settlement whereby SINO will issue 40,000 shares of its Rule 144 Common Stock to the Company in full settlement of the claim. The Settlement Agreement has been executed by the parties, and the Company is awaiting receipt of the settlement shares.

In or about October 9, 2018, a former employee filed an administrative claim with the U.S. Equal Employment Commission. In or about June 2019, the former employee and the Company entered into a “no fault” Confidential Settlement Agreement pursuant to which all claims and controversies were fully and finally settled.

12.	Income Taxes

The Company recorded no income tax provision or benefit for the years ended May 31, 2019 and 2018, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, the Company has approximately $25 million and $16 million of net operating loss (the “NOL”) carry forwards as of May 31, 2019 and 2018. Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates. The comprehensive tax legislation (the “Tax Act”) issued on December 22, 2017 disallows the carryback of NOLs but allow for the indefinite carryforward of those NOLs and a new limitation on NOL utilization is added for the NOL incurred in years ending after December 31, 2017. The NOL deduction is limited for 80% of the income for NOL generated after December 31, 2017.

As of May 31, 2019 and 2018, the Company had approximately $5.25 million and $5.6 million, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of May 31, 2019 and 2018, was more likely than not, and therefore, the Company has recorded a valuation allowance to reduce the net deferred tax assets to zero. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

The Company’s effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	May 31, 2019		May 31, 2018
Federal Statutory Rate	21%		21%
State Statutory Rate	6%		6%
Change in Rate / Other	3%		3%
Permanent Tax Differences	(3%	)	(3%	)
Calculated Rate	27%		27%
Actual Calculated Rate	(27%	)	(27%	)
Difference	0%		0%

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

For the year ended May 31, 2019, the Company accrued a $0 tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries due to the accumulated deficit. No net operating losses is carried forward Realization of net operating loss and tax credit carry forwards are most likely than not for the foreign subsidiaries. For the year ended May 31, 2019, the Company did not accrue in its provisional tax benefit any amount related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21% as the Company provides full allowances for its net deferred tax assets as of May 31, 2019.

13.	Earnings (loss) per share

The following table presents the calculation of the Company’s basic and diluted loss per share for the years ended:

	May 31, 2019	May 31, 2018
Net loss attributable to common shareholders of the Company	$(11,594,078)	$(12,918,683)
Weighted average shares used to compute net loss per share available to common shareholders, basic and diluted	37,752,790	22,427,427
Basic and diluted net loss per share	$(0.31)	$(0.58)

For the years ended May 31, 2019 and 2018, outstanding preferred stocks of 7,031,050 shares and 8,317,008 shares, respectively, were excluded from the computation of diluted net loss per share as the impact of including those option shares would be anti-dilutive.

14.	Subsequent events

On August 5, 2019, the Company announces the appointment of Shelby Chan as an independent director to serve until the next annual meeting of the shareholders. Ms. Chan is a licensed certified public accountant in Hong Kong. Ms. Chan has experience in working with the financial reporting of publicly traded companies.

During the period from June 1, 2019 until August 28, 2019, the shareholders of preferred stock series D-2017 converted 505,000 shares of preferred stock for 1,010,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2 shares of common stock.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: August 29, 2019	By:	/s/ King Fai Leung
King Fai Leung
Chief Financial Officer

Date: August 29, 2019	By:	/s/ Wei Wang
Wei Wang
Chief Executive Officer

41