Form 10-Q
period 2019-08-31
Chineseinvestors.com, Inc.
filed 2019-10-15
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

As of August 31, 2019, there were outstanding 48,738,497 shares of the issuer’s common stock, par value $0.001 per share, 445,000 shares of the issuer’s Series 2012 convertible preferred stock, par value $0.001 per share, 356,000 shares of the issuer’s Series A-2014 convertible preferred stock, par value $0.001 per share, 193,000 shares of the issuer’s Series C-2016 convertible preferred stock, par value $0.001 per share, and 5,522,050 shares of the Series D-2017 convertible preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended August 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

Expressed in U.S. Dollars

	August 31,	May 31,
	2019	2019
Assets
Current assets
Cash and cash equivalents	$756,478	$1,311,984
Accounts receivable, net	976,950	635,874
Marketable equity securities	1,006,304	1,133,256
Inventories	197,065	189,397
Due from related party	4,828	606
Other current assets	726,135	471,120
Total current assets	3,667,760	3,742,237

Non-current assets
Long-term investments	308,799	323,603
Property and equipment, net	85,508	98,250
Website development, net	146,667	148,361
Operating lease right of use assets	891,371	–
Other assets	111,357	111,357
Total non-current assets	1,543,702	681,571

Total assets	$5,211,462	$4,423,808
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$357,838	$487,090
Short-term notes	7,421,632	5,873,709
Deferred revenue, current	858,460	518,570
Current portion of operating lease liabilities	423,282	–
Other current liabilities	740,507	638,248
Total current liabilities	9,801,719	7,517,617

Non-current liabilities
Operating lease liabilities-long term	502,534	–
Long-term deferred revenue	222,147	122,329
Total Non-current Liabilities	724,681	122,329

Total liabilities	10,526,400	7,639,946

Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred stock, series 2012, $0.001 par value 20,000,000 authorized, 445,000 and 445,000 were issued and outstanding at August 31, 2019 and May 31, 2019, respectively	445	445
Preferred stock, series A-2014, $0.001 par value 20,000,000 authorized, 356,000 and 356,000 were issued and outstanding at August 31, 2019 and May 31, 2019, respectively	356	356
Preferred stock, series C-2016, $0.001 par value 20,000,000 authorized, 193,000 and 193,000 were issued and outstanding at August 31, 2019 and May 31, 2019, respectively	193	193
Preferred stock, series D-2017, $0.001 par value 20,000,000 authorized, 5,522,050 and 6,037,050 were issued and outstanding at August 31, 2019 and May 31, 2019, respectively	5,522	6,037
Common stock $0.001 par value 80,000,000 authorized 48,738,497 and 45,486,497 were issued and outstanding August 31, 2019 and May 31, 2019, respectively	48,740	45,488
Additional paid-in capital	45,116,143	44,118,980
Accumulated deficit	(50,428,082)	(47,348,927)
Accumulated other comprehensive income (loss)	(58,255)	(38,710)
Total Shareholders' equity	(5,314,938)	(3,216,138)

Total liabilities and shareholders’ equity	$5,211,462	$4,423,808

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Three Months ended August 31, 2018
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at May 31, 2018	29,520,560	$29,522	445,000	$445	606,000	$606	622,958	$623

Stock compensation	–	–	–	–	–	–	–	–
Preferred Stock issued for cash, series D	–	–	–	–	–	–	–	–
Deemed dividend associated with preferred stock issuance, series D	–	–	–	–	–	–	–	–
Preferred stocks conversion, series A	500,000	500	–	–	(200,000)	(200)	–	–
Preferred stocks conversion, series C	270,000	270	–	–	–	–	(90,000)	(90)
Preferred stocks conversion, series D	3,286,000	3,286	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Unrealized investment loss	–	–	–	–	–	–	–	–
Net (loss) for the period	–	–	–	–	–	–	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at August 31, 2018	33,576,560	$33,577	445,000	$445	406,000	$406	532,958	$533

	Three Months Ended August 31, 2018
	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at May 31, 2018	6,643,050	$6,643	$36,651,070	$(35,268,062)	$(495,186)	$925,661

Stock compensation	–	–	3,500	(3,500)	–	–
Preferred Stock issued for cash, series D	1,845,000	1,845	1,843,155	–	–	1,845,000
Deemed dividend associated with preferred stock issuance, series D	–	–	169,400	(169,400)	–	–
Preferred stocks conversion, series A	–	–	(300)	–	–	–
Preferred stocks conversion, series C	–	–	(180)	–	–	–
Preferred stocks conversion, series D	(1,643,000)	(1,643)	(1,643)	–	–	–
Preferred Stock dividends, series D	–	–	–	(108,560)	–	(108,560)
Unrealized investment loss	–	–	–	(486,787)	486,787	–
Net (loss) for the period	–	–	–	(1,456,790)	–	(1,456,790)
Foreign currency					(16,232)	(16,232)

Balance at August 31, 2018	6,845,050	$6,845	$38,665,003	$(37,493,101)	$(24,631)	$1,189,077

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	Three Months ended August 31, 2019
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 31, 2019	45,486,497	$45,488	445,000	$445	356,000	$356	193,000	$193

Stock compensation	2,222,000	2,222	–	–	–	–	–	–
Preferred stocks conversion, series D	1,030,000	1,030	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Net (loss) for the period	–	–	–	–	–	–	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at August 31, 2019	48,738,497	$48,740	445,000	$445	356,000	$356	193,000	$193

	Three Months Ended August 31, 2019
	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at May 31, 2019	6,037,050	$6,037	$44,118,980	$(47,348,927)	$(38,710)	$(3,216,138)

Stock compensation	–	–	997,678	–	–	999,900
Preferred stocks conversion, series D	(515,000)	(515)	(515)	–	–	–
Preferred Stock dividends, series D	–	–	–	(83,458)	–	(83,458)
Net (loss) for the period	–	–	–	(2,995,697)	–	(2,995,697)
Foreign currency					(19,545)	(19,545)

Balance at August 31, 2019	5,522,050	$5,522	$45,116,143	$(50,428,082)	$(58,255)	$(5,314,938)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended August 31, 2019 and 2018

Expressed in U.S. Dollars

	Three Months Ended August 31,
	2019	2018
Operating revenues
Investor relations services	$821,361	$271,248
Subscriptions	186,452	226,312
Sales CBD/hemp products	948,751	141,764
Other	396	73,036
Total revenue	1,956,960	712,360

Cost of revenue
Services	424,657	391,817
Products	812,614	72,745
	1,237,271	464,562

Gross profit (loss)	719,689	247,798

Operating Expenses
General and administrative expenses	2,986,902	1,889,241
Advertising expenses	378,504	317,291
Total operating expenses	3,365,406	2,206,532

Net loss from operations	(2,645,717)	(1,958,734)

Other income/(expense)
Other income	212	12,898
Interest income (expense)	(158,543)	(112,833)
Net realized (loss) gain on investments	(49,120)	(268,600)
Loss from security investments	(6,054)	–
Unrealized (loss) gain on equity securities	(201,053)	875,124
Unrealized (loss) gain on cryptocurrencies	64,578	(8,145)
Total other income (expense)	(349,980)	498,444

Loss before income taxes	(2,995,697)	(1,460,290)
Income tax expenses	–	–
Net loss	$(2,995,697)	$(1,460,290)

Deemed dividend for the beneficial conversion of convertible preferred stock	–	(169,400)
Preferred stock dividends	(83,458)	(108,560)
Net loss attributable to common shareholders	(3,079,155)	(1,738,250)

Other comprehensive income (loss)
Foreign currency translation gain(loss)	(19,545)	(16,232)

Comprehensive loss attributable to common shareholders	$(3,098,700)	$(1,754,482)

Loss per share-basic and diluted	$(0.06)	$(0.06)
Weighted average number of shares outstanding - basic & diluted	48,294,193	30,462,930

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2019 and 2018

Expressed in U.S. Dollars

	2019	2018
Cash flows from operating activities
Net loss	$(2,995,697)	$(1,460,290)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(576,432)	(186,248)
Investment loss (gain) on marketable securities	49,186	268,600
Equity in loss from equity method investments	6,054	–
Unrealized loss (gain) on equity securities	201,053	(875,124)
Unrealized loss (gain) on cryptocurrencies	(64,578)	8,145
Bad debt expenses	6,763	–
Stock compensation expenses	999,900	92,233
Depreciation and amortization	15,167	11,706
Changes in operating assets and liabilities
Accounts receivable	288,463	(3,717)
Inventory	(13,744)	27,862
Other current assets	(894,540)	(64,943)
Accounts payable	(125,143)	(60,986)
Accrued interest	77,602	112,833
Deferred revenue	137,437	(136,477)
Customer deposit	56,749	1,782
Other accrued liabilities	735,626	50,057
Net cash (used in) operating activities	(2,096,134)	(2,214,567)

Cash flows from investing activities
Purchase of equipment	(3,623)	(86,510)
Proceeds from sale of marketable securities	66,080	–
Loan to related party	(65,347)	–
Net cash provided by (used in) investing activities	(2,890)	(86,510)

Cash flows from financing activities
Proceeds of issuance of preferred stock, series D-2017	–	1,845,000
Payments made for preferred stock dividends	–	(179,375)
Proceeds of issuance of new debts	1,547,923	2,255,000
Net cash provided by financing activities	1,547,923	3,920,625

Effects of currency translation on cash and cash equivalents	(4,405)	(11,585)

Net increase (decrease) in cash and cash equivalents	(555,506)	1,607,963
Cash and cash equivalents - beginning of period	1,311,984	1,390,258
Cash and cash equivalents - end of period	$756,478	$2,998,221

Supplemental cash flow disclosures
Cash paid for interest	$80,942	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash activity

During the three months ended August 31, 2019, the Company received various stocks valued (FMV) at $417,798 for providing one to twelve months of investor relations (“IR”) services.

During the three months ended August 31, 2018, the Company did not receive stocks for investor relations (“IR”) services.

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

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

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which is slated to focus on the sales of industrial hemp- products, via online and other distribution channels. CBD Canada has not generated any revenue as of August 31, 2019.

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

2. Liquidity and Capital Resources:

Cash Flows – During the three months ended August 31, 2019, the Company primarily generated cash from issuances of its debts to fund its operations. The Company received total proceeds of $1,547,923 of proceeds from the issuance of unsecured promissory notes which accrue interest at the rate of 10% per annum.

Cash flows used in operations for the three months ended August 31, 2019 and 2018 were $2,096,134 and $2,214,567, respectively. The decreased cash   used in operations was due to increased general and administrative expenses used in operations.

Capital Resources – As of August 31, 2019, the Company had cash and cash equivalents of $756,478 as compared to cash and cash equivalents of $1,311,984 as of May 31, 2019.

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

3. Critical Accounting Policies and Estimates:

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited consolidated financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended May 31, 2019, included in our 2019 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended August 31, 2019 are not necessarily indicative of the results for the year ending May 31, 2020 or for any future period.

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the operations of Chineseinvestors.com Inc. and its subsidiaries. The Company’s wholly owned subsidiaries include ChineseHempOil.com Inc, CBD Biotechnology Co. Ltd.,CBD Biotech, Inc., Hemp Logic, CIIX Online, NewCoins168.com Digital Media Technology Ltd., Bitcoin Trading Academy LLC, CIIX Online Ltd and Blue Ocean Capital Holding LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Recently Adopted Accounting Pronouncements:

Lease

The Company adopted Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of June 1, 2019, using a modified retrospective transition method and as a result, the consolidated balance sheet prior to June 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840. For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 842, discounted using our incremental borrowing rate at the effective date of June 1, 2019, using the original lease term as the tenor. As permitted under the transition guidance, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. Adoption of the new standard resulted in the recording of operating right of use assets and the related lease liabilities of approximately $891,371 and $925,816, respectively, as of June 1, 2019. The difference between the additional lease assets and lease liabilities was $34,445. The standard did not materially impact our consolidated operating results and had no impact on cash flows. Please see Note 11.

Stock Compensation

The Company adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.

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

The equity investment without readily determinable fair value held by the Company is the long-term investment at Breakwater MB, LLC. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. There is no adjustment to the cost of the equity investment in Breakwater MB, LLC for the three months ended August 31, 2019 as no impairment indicator observed by management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2019 and May 31, 2019.

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

As of August 31, 2019 and May 31, 2019, the Company determined that an allowance was not needed. The Company recorded $6,763 bad debt expense for the three months ended August 31, 2019.

Concentration of Credit Risk – The Company maintains cash at banks in the United States and People’s Republic of China (“PRC”). Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash deposited with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the PRC, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”), whereas the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”) in the United States. As of August 31, 2019 and May 31, 2019, the Company had $255,469 and $608,908 cash balances uninsured, respectively.

Major customers and vendors- For the three months ended August 31, 2019, one customer accounted for 38% of total revenue of the Company with no accounts receivable outstanding as of August 31, 2019. One customer accounted for 11% of the total revenue of the Company for the three months ended August 31, 2018 without accounts receivable outstanding as of August 31, 2018.

There is one vendor accounted 91% of the total purchase of the Company for the three months ended August 31, 2019. There is no vendor concentration for the Company for the three months ended August 31, 2018.

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

Inventories – Inventories include industrial hemp finished products and liquor, stated at the lower of cost or net realizable value using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. There was no reserve needed for inventory obsolescence and slow-moving as of August 31, 2019 and May 31, 2019.

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

The Company started to account the investment under equity method in the year ended May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of August 31, 2019 and May 31, 2019.

Property and Equipment, net – Property and equipment are stated at cost net of accumulated depreciation and amortization, and accumulated impairment, if any. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the lease.

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

Impairment of Long-life Assets – In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended August 31, 2019 and May 31, 2019.

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

As of August 31, 2019 and May 31, 2019, the deferred revenue compromised as following:

	August 31, 2019	May 31, 2019
Deferred subscriptions	$710,915	$503,644
Unearned IR revenues	369,692	137,255
Total	1,080,607	640,899
Current	(858,460)	(518,570)
Noncurrent	$222,147	$122,329

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of August 31, 2019:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$756,478	$–	$–	$756,478
Marketable equity securities	1,006,304	–	–	1,006,304
Cryptocurrency	107,245	–	–	107,245
Liability -
Short-term notes	$–	$6,843,598	$–	$7,421,632

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of May 31, 2019:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$1,311,984	$–	$–	$1,311,984
Marketable equity securities	1,133,256	–	–	1,133,256
Cryptocurrency	67,420	–	–	67,420
Liability -
Short-term notes	$–	$5,387,609	$–	$5,873,709

Short-term notes – The fair value of such notes payable had been determined based on 10% and 6% annual interest rates and the proximity to the issuance date as of August 31, 2019 and May 31, 2019, respectively.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the cryptocurrencies.

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, referral fees and other miscellaneous service revenues generated which are recognized over the term the services are to be provided. For the three-month periods ended August 31, 2019 and 2018 details as below:

	August 31, 2019	August 31, 2018
Misc. service revenues	$396	$45,638
Bitcoin trading class revenues	–	27,398
Total	$396	$73,036

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

We periodically issue shares of our common stock to non-employees in non-capital raising transactions for fees and services. We account for stock issued to non-employees in accordance with ASU 2018-07, Equity-Based Payments to Non-Employees, Nonemployee share-based payment awards nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

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

The exchange rates used were as follows:

August 31, 2019
Spot rate	RMB 7.15 to US $1.00
Average rate for the three months ended August 31, 2019	RMB 6.93 to US $1.00
Spot rate	CAD 1.33 to US $1.00
Average rate for the three months ended August 31, 2019	CAD 1.33 to US $1.00

May 31, 2019
Spot rate	RMB 6.90 to US $1.00
Average rate for the three months ended August 31, 2018	RMB 6.79 to US $1.00
Spot rate	CAD 1.35 to US $1.00

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

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated balance sheets, statements of stockholders’ equity(deficit), statements of operations and comprehensive income(loss) and statements of cash flows.

4. Stockholders’ Equity:

As of August 31, 2019 and May 31, 2019, the Company was authorized to issue 80,000,000 shares of common stock, $0.001 par value per share. In addition, 20,000,000 shares of $0.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

During the three month period ended August 31, 2019 and 2018, the shareholders of preferred stock series-2012 did not convert any shares of preferred stock.

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

During the three month period ended August 31, 2019, the shareholders of preferred stock series A-2014 converted 0 shares of preferred stock. During the three months period ended August 31, 2018 the shareholders of preferred stock Series A-2014 converted 200,000 shares of preferred stock for 500,000 of common stock shares at a conversion rate of 1 share of Series A-2014 preferred stock for 2.50 shares of common stock.

Series C-2016 Convertible Preferred Stock

In December 2016, the Company issued 5,000,043 shares of its Series C-2016 Convertible Preferred Stock at a price of $1.00 per share for total proceeds of $5,000,043. The terms of the preferred stock allow the holder to convert each share of preferred stock into 3 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first year from the issuance of the instruments, and the Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. The Company paid total $232,449 dividends to Series C-2016 Convertible Preferred Stock and the holders of this preferred stock no longer entitle to dividends.

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

During the three month period ended August 31, 2019, the shareholders of preferred stock series C-2016 converted 0 shares of preferred stock. During the three months period ended August 31, 2018, the shareholders of preferred stock C-2016 converted 90,000 shares of preferred stock for 270,000 of common stock shares at a conversion rate of 1 Series C-2016 share of preferred stock for 3.00 shares of common stock.

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

During the three months ended August 31, 2019, the shareholders of preferred stock series D-2017 converted 515,000 shares of preferred stock for 1,030,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2.00 shares of common stock. During the three months ended August 31, 2018, the shareholders of preferred stock series D-2017 converted 1,643,000 shares of preferred stock for 3,286,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2.00 shares of common stock.

Stock compensation and stock payable

On June 4, 2019, the Company awarded various employees and contractors stock compensation total 2,222,000 shares of common stock. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $999,900 share-based compensation expense was recorded associated with the award for the three months ended August 31, 2019.

As part of the above award Melissa N. Armstrong, Esq. was awarded 250,000 shares of the Company’s common stock. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award.

There is no stock compensation payable as of August 31, 2019 and May 31, 2019.

5. Other Current Assets:

Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at period end. Security deposits of office rent in United States, purchase deposits to vendors for the CBD product purchase, prepaid expenses in both United States and Shanghai, details as below:

	August 31,	May 31,
	2019	2019
Prepaid expenses	$307,344	$314,707
Purchase deposits	193,914	49,773
Cryptocurrencies on hands	107,245	67,420
Other current assets	117,632	39,220
	$726,135	$471,120

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

In March 2017, the Company made a $250,000 investment in Breakwater MB, LLC, a cannabis-focused investment and consulting company, formed by Paul Dickman, the Company’s former CFO and a former board member of ChineseInvestors.com, Inc., as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital was to be primarily used to cover the costs of becoming a publicly traded company, a strategy the Company expects will provide significant investment appreciation and opportunity for liquidity. All opportunities will be evaluated by the investment committee comprised of ChineseInvestors.com, Inc.’s CEO Warren Wang, Medicine Man Technologies CEO Andy Williams, and Paul Dickman. Mr. Dickman is the managing member of Breakwater MB, LLC and Warren Wang serves as an advisor receiving no compensation for his services.

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

On August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% of the Company’s investment in Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem the portion of equity (the “Redemption Agreement”). The Redemption Agreement provided for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater MB LLC, the redemption, or otherwise relating to CIIX’s relationship with Breakwater MB LLC. As of August 31, 2019, the Company had received the $75,000 payment but not the $25,000 payment due September 15, 2018. The redemption agreement will be amended to reflect the payment by Breakwater MB, LLC in the amount of $75,000 only. The Company’s equity position in Breakwater MB, LLC currently stands at 8.75% as of August 31, 2019.

For the year ended May 31, 2019, Breakwater transferred 400,000 shares of its stock holding in Grow Flow Inc to the Company as a dividend distribution. Those shares were valued at $35,000 based on 20% of the Company’s invested equity holding of $175,000 in Breakwater MB, LLC.

In September 2017, the Company entered a letter of intent for investment cooperation to invest $60,000 (44.45% of ownership) to jointly operate Sino-U.S. Finance. The investee was to operate a mobile application under the name of “Sino-U.S. Finance” to provide the platform of information and analysis for Chinese investors in the PRC and US. The Company started to account the investment under equity method for the quarter May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 were $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018, with $0 balance under long-term investment as of August 31, 2019.

In April 2019, the Company made a $160,000 investment for 24.9% of Donald Capital LLC a Delaware Corporation’s equity. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of CBD Biotech Cayman and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Global Strategy. Donald Capital is a boutique investment bank, approved by FINRA and the SEC on May 14, 2019. As of August 31, 2019, the Company’s equity position in Donald Capital LLC currently stands at 24.9%. The Company recorded $6,054 investment loss for Donald Capital LLC for the three months ended August 31, 2019 and with $133,799 balance under long-term investment as of August 31, 2019.

7. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	August 31, 2019	May 31, 2019
Furniture & Fixtures	$179,574	$179,337
Leasehold Improvements	94,554	96,718
	274,128	276,055
Less: Accumulated Depreciation	(188,620)	(177,805)
	$85,508	$98,250

Depreciation expense for the three months ended August 31, 2019 and 2018 was $12,090 and $8,947, respectively.

8. Website development, net:

Website development is comprised of the following:

	August 31 2019	May 31, 2019
Website development	$278,448	$276,861
Less: Accumulated Amortization	(131,781)	(128,500)
	$146,667	$148,361

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the three months ended August 31, 2019 and 2018 was $3,077 and $2,759, respectively.

9. Short-term notes:

On August 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-10%”) to individual lenders for a maximum $3,000,000 with 10% annual interest rate. The Company has issued 2018 Notes-10% in the total amount of $3,030,000 from various individual lenders. As of August 31, 2019, some lenders of 2018 Notes-10% rolled over their principle and interest totaling $1,387,026 to 2019 Note-10%. $885,000 of the 2018 Note-10% are in default and $795,000 will be due in September 2019.

On October 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes (the “2018 Notes-8%”) to individual lenders for a maximum $3,000,000 with 8% annual interest rate. At the time the Notes were executed, the Company held 220,000 shares of NF Energy Savings Corporation (“NFEC”) (the “Securities”). As of August 31, 2019, the Company had issued 2018 Notes-8% in the total amount of $1,154,800 to various individual lenders. The 2018 Notes – 8% included an incentive based on the NFEC share value of $10.38 per share (the “Base Value”). As provided for in the 2018 Notes – 8%, the Company/ Borrower agreed that if Borrower, at its sole discretion, sold any of the Securities, all of the Lenders in the Class would be entitled to receive in the aggregate, twenty percent (20%) of the excess of the sales proceeds of such Securities over the Base Value(the “Incentive Payment”). The Lender’s share of the Incentive Payment would be determined by the fraction of the total loan to all loans in the class, not exceed $3,000,000. As of August 31, 2019, the Company paid incentives totaling $51,314 incentive to the lenders.

On February 2019, the board of directors of the Company approved the Company offering unsecured one-year term notes (the “2019 Notes-10%”) to individual lenders for a maximum $5,000,000 with 10% annual interest rate. As of August 31, 2019, the Company has issued 2019 Notes-10% in the total amount of $4,586,832 from various individual lenders. Of the $4,586,832, $1,387,026 are rollover from 2018-10% notes in August 2019.

As of August 31, 2019 and May 31, 2019, the short-term notes are compromised as follows:

	August 31, 2019	May 31, 2019

Short-term 2018 notes-annual interest rate 10% due August to October 2019	$1,680,000	$3,030,000

Short-term 2018 notes-annual interest rate 8% due December 2019	$1,154,800	$1,154,800

Short-term 2019 notes-annual interest rate 10% due February 2020	$4,586,832	$1,688,909

Total Short-term notes	$7,421,632	$5,873,709

10. Other Current Liabilities:

Other current liabilities compromise as following:

	August 31, 2019	May 31, 2019
Accrued dividends	$279,012	$195,554
Accrued interests and others	226,561	143,377
Accrued payroll and taxes	234,934	299,317
Total	$740,507	$638,248

Accrued dividends as of August 31, 2019 and May 31, 2019 are comprised of dividends payable to the preferred stockholders, Series D-2017 in the amount of $279,012 and $195,554, respectively.

Accrued interest as of August 31, 2019 represents interest payable for the 2018 Notes and 2019 Notes. Accrued interest as of May 31, 2019 represents interest payable for the 2018-10% Notes, 2018-8% Notes and 2019-10% Notes.

11. Commitments and Contingencies:

Operating Leases

The Company currently maintains leased space in Shanghai, China, San Gabriel, California, New York City, NY, Flushing, NY and Richmond, British Columbia, Canada. It also maintains a correspondence address in Arcadia, California on a month to month basis.

We lease certain office space from third parties. For leases beginning in June 1, 2019 and later, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year or more. The exercise of lease renewal options is at our sole discretion. Our leases do not include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. All our leases are operating lease.

As of August 31, 2019, our operating lease right of use assets and operating lease liability are approximately $891,371 and $925,816, respectively. The rent expense for the three months ended August 31, 2019 is $89,190.

Future minimum lease commitments for office facilities as of August 31, 2019 are as follows:

For the fiscal years ending May 31,
2020 (nine months)	382,316
2021	310,411
2022	161,322
2023	38,767
$892,816

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business.

On September 1, 2016, the Company entered into a Service Provider Agreement with SINO-GLOBAL SHIPPING AMERICA LTD (“SINO”) to perform investor relations services for SINO in exchange for 60,000 shares of SINO Rule of 144 restricted stock. When entering the 2016 Note Agreements, the Company believed that the SINO shares would be delivered as provided for in the agreement. However, the shares were not delivered purportedly due to a disagreement among SINO’s management, and as a result, the Company has not obtained the SINO shares as of August 31, 2019. On January 9, 2018, the Company filed a lawsuit in the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD. The dispute was ultimately arbitrated by the American Arbitration Association in May 2019 and the parties reached a settlement whereby SINO will issue 40,000 shares of its Rule 144 restricted Common Stock to the Company. The Settlement Agreement was recently executed by the parties and the Company is awaiting receipt of the settlement shares.

In or about October 9, 2018, a former employee filed an administrative claim with the U.S. Equal Employment Commission. In or about June 2019, the former employee and the Company entered into a “no fault” Confidential Settlement Agreement pursuant to which all claims and controversies were fully and finally settled.

12. Related Party Transactions:

As of August 31, 2019, the Company advanced $3,414 to the CEO, Mr. Warren Wang for daily operation.

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the three months ended August 31, 2019 and 2018, she received salary compensation of $45,000 and $45,000, respectively.

The Company purchased the shares of Medicine Man Technologies, Inc. (“MDCL”) in April 2014 using the equity method of accounting initially and accounted for the ownership as an investment available for sale as of May 31, 2015 as the Company no longer had “significant influence” over MDCL as a result of shares issuance. The Company liquidated 1,306,378 shares of MDCL for $1,996,939 cash during the year ended May 31, 2017. The Company received 31,250 shares of MDCL stock for IR services which will be provided for a period of six months starting January 15, 2019. As of August 31, 2019 and May 31, 2019, the Company still held 72,488 shares of MDCL stock representing $209,200 and $260,232, respectively, of value based upon the closing market price of $2.89 and $3.59, respectively.

13. Subsequent event:

On or about September 26, 2019, Blue Ocean, LLC terminated the Equity Transfer Agreement dated January 23, 2019. On September 29, 2019, the escrow deposit of $75,000 was returned to the Company, less agreed upon approved fees. The total amount of $69,422 was returned to the Company.

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

As of August 31, 2019, CBD Biotech employed sixteen (16) full-time employees in its Shanghai Office in a variety of administrative and operational capacities. Its CFO, Alex Hamilton, is based in the Company’s New York office.

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

As of August 31, 2019, ChineseHempOil.com, Inc. employed three (3) full-time employees in the United States.

CBD Biotechnology Co. Ltd.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of industrial hemp- products, via online and other distribution channels. CBD Canada has not generated any income as of August 31, 2019.

Newcoins168.com LTD

On or about January 25, 2018, a certificate of incorporation was filed with the Registrar in St. Vincent and the Grenadines establishing Newcoins168.com, LTD (“Newcoins Grenadine”). Pursuant to the Certificate of Incumbency, issued on May 28, 2018, the Registered Office for Newcoins Grenadine is Suite 305, Griffith Corporate Centre, Beachmont, P.O. Box 15 1 O, Kingstown. Saint Vincent and the Grenadines. All of Newcoins Grenadine’s registered shares, 1000 shares, were issued to ChineseInvestors.com, Inc.’s CEO, Wei Wang. Wei Wang holds these shares as agent for ChneseInvestors.com, Inc. Newcoins Grenadine’s total authorized capital is $1,000,000.

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

In that regard on or about February 27, 2019 Newcoins Grenadine entered into a Technology Solution Agreement with Match-Trade Technologies (“MTT”), pursuant to which MTT agreed to provide Newcoins Grenadine with a trading infrastructure (integrated electronic systems and software) designed to offer a platform to Newcoins Grenadine’s clients for the trading of financial products, i.e., Forex and/or CFDs and/or other financial instruments offered to Newcoins Grenadine’s clients. In or about March 2019, Newcoins Grenadine entered into an agreement with Forexstreet S.L. (“FS”) pursuant to which FS agreed to provide daily news feeds and updates. Newcoins Grenadine platform has not generated any revenues to date. Given the platform’s target audience is outside of the US and China, it has been challenging to convert leads generated as a result of advertising and marketing efforts into account deposits that will lead to trading due to the significant language barrier. The Company has determined that the expense that would be required to hire and trains native speakers to assist the platform’s potential account holders/traders would outweigh the potential gain and has decided to focus its efforts on the Company’s core, traditional business lines. In an effort to reduce fixed costs associated with the platform, the Company has cancelled these service agreements and has discontinued the platform as of August 31, 2019.

Newcoins168.com Digital Media Technology Ltd.

In April 2018, the Company established a wholly owned foreign enterprise, NewCoins168.com Digital Media Technology Ltd (Shanghai), registered in China Free Trade Zone with registered capital of 10 million RMB. As of August 31, 2019, NewCoins168 employed two (2) full-time employees in its Shanghai Office in a variety of administrative and operational capacities.

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

As of August 31, 2019, CIIX Online employed two (2) full-time employees in its Canada Office in a variety of administrative and operational capacities.

Blue Ocean Capital Holding LLC

On November 11, 2018, the Company established Blue Ocean Capital Holding LLC (“BO”), a Delaware limited liability company. On January 23, 2019, BO entered into an Equity Transfer Agreement (“ETA”) with The Connell Company (“CC”) whereby CC will sell its 100% ownership stake in Connell Securities LLC (“CS”) to BO. CS is a registered broker-dealer and member of FINRA. BO is a Delaware limited liability company with two members — Wei Wang, the Company’s chief executive officer, who owns 10% of the issued and outstanding member units and CIIX, which owns 90% of the issued and outstanding member units. Pursuant to the ETA, the purchase price of CS is $75,000 and is subject to review and approval of FINRA before the sale can be consummated. In accordance with the ETA, BO’s $75,000 purchase price is held in escrow and will be disbursed to CC upon closing or returned to BO if no closing occurs. Prior to the ETA in or about August 2017 the Company explored purchasing a broker-dealer, Global Emerging Capital Group, LLC fka Radnor Research & Trading (“GEC”). Claudette Burgess-Gay was the CEO, CCO, CFO, FINOP for GEC. With regard to this transaction, GEC was represented by William Uchimoto, Esq. The Company declined to proceed with the acquisition of GEC. Thereafter, on or about October 1, 2018, the Company entered into a compensation agreement with Ms. Burgess-Gay, pursuant to which Ms. Burgess-Gay was to receive compensation in the amount of $5,000/month in exchange for her efforts to locate a full-service broker-dealer being offered for sale, to assist in negotiating the terms with the seller for acquisition of 100% of the broker-dealer and to ensure full compliance with all broker-dealer requisites. Mr. Uchimoto represents the Company’s subsidiary, BO, with regard to its efforts to purchase CS. Following closing of the purchase of CS, Ms. Burgess-Gay is to be the President, Chief Compliance Officer, Chief Anti-Money Laundering Officer and Financial and Operations Principal of the broker-dealer that will be renamed AMC International Securities LLC. In September 2019, the Company reconsidered its decision to acquire CC and revoked the ETA. The escrow agent returned the deposit, less fees of $5,578, for a refund of $69,422.

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

For three months ended August 31, 2019 compared to three months ended August 31, 2018

Quarterly Revenues and Expenses

Subscription Revenues: For the three months ended August 31, 2019 and 2018, revenues were $186,452 and $226,312, respectively. The decline in revenues was due to a decrease in the Company’s subscribers to such services.

Investor Relations-Service Revenues: For the three months ended August 31, 2019 and 2018, revenues were $821,361 and $271,248 respectively. The increases were attributable to an increase in investor relations clients.

Other Revenues: For the three months ended August 31, 2019 and 2018, revenues were $396 and $73,036 respectively. The decrease of $72,640 was due to the lack of referral fees generated from cryptocurrency referrals for three months ended August 31, 2018.

Sales of CBD/Hemp Products: For the three months ended August 31, 2019 and 2018, revenues were $948,751 and $141,764 respectively, for an increase of $806,987. The increases were due to the increased sales of the Company’s industrial hemp products and baijiu liquor products.

Cost of Revenue: Cost of services for the three months ended August 31, 2019 and 2018 were $424,657 and $391,817 respectively, for an increase of $32,840 over the same period in 2018. Cost of products for the three months ended August 31, 2019 and 2018 were $812,614 and $72,745 respectively for an increase of $739,869. This significant increase was due to the Company’s sale of its industrial hemp and baijiu liquor products.

Gross profit (loss) and gross margin: The Company’s gross margin on service revenue increased to 58% (gross profit $583,552 on $1,008,209 of revenue) in the three months ended August 31, 2019 from 31% (gross profit $178,779 on $570,596 of revenue) in the three months ended August 31, 2018. The gross margin increase for service revenue is due to increased investor relations clients related to the service revenues generated. The Company’s gross margin on product sales decreased to 14% ($136,137 on $948,751 of revenue) in the three months ended August 31, 2019 from 49% ($69,019 on $141,764 of revenue) in the three months ended August 31, 2018. The decrease in gross margin for product sales was due to price reductions offered on industrial hemp products and increased sales expenses related to baijiu liquor product sales.

General & Administrative Expenses: For the three months ended August 31, 2019 and 2018, expenses were $2,986,902 and $1,889,241, respectively for an increase of $1,097,661 which was related to the addition of staff and independent contractors.

Advertising Expenses: For the three months ended August 31, 2019 and 2018, expenses were $378,504 and $317,291 respectively. The increase is due to the Company’s increased advertising and news coverage in several different cities and in different languages.

Interest Income (expenses): For the three months ended August 31, 2019 and 2018, interest expense was $158,543 and $112,833, respectively for an increase of $45,710 attributable to the one-year notes issued to various individual lenders (refer to short-term notes for details).

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

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Interim Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Refer to our annual report on Form 10-K for the year ended May 31, 2019, PART II Item 9A Controls and Procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On or about September 19, 2019 a lawsuit entitled J. Jim Ye v. ChineseInvestors.com, Inc. and Warren Wei Wang, was filed in Los Angeles County Superior Court, Glendale Courthouse, as Case No. 19GDCV01195, alleging causes of action for rescission of purchase of securities due to fraud, violation of Cal. Buss. & Prof. Code Section 17200, et seq., and fraudulent concealment. It is the Company’s position that the Plaintiff’s claims have no merit and the Company intends to retain counsel to defend the action. The Company’s response to the action is due on October 31, 2019.

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

ChineseInvestors.com, Inc.
(Registrant)

Date: October 15, 2019	By: /s/ King Fai Leung
King Fai Leung
Chief Financial Officer

Date: October 15, 2019	By: /s/ Wei Wang
Wei Wang
Chief Executive Officer

