Form 10-Q
period 2019-11-30
Chineseinvestors.com, Inc.
filed 2020-01-14
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Copies to: Michael E. Shaff, Esq., Irvine Venture Law Firm, LLP

19900 MacArthur Boulevard, Suite 530, Irvine, CA 92612 Telephone (949) 660-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

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

As of November 30, 2019, there were outstanding 52,482,497 shares of the issuer’s common stock, par value $0.001 per share, 445,000 shares of the issuer’s Series 2012 convertible preferred stock, par value $0.001 per share, 356,000 shares of the issuer’s Series A-2014 convertible preferred stock, par value $0.001 per share, 193,000 shares of the issuer’s Series C-2016 convertible preferred stock, par value $0.001 per share, and 5,182,050 shares of the Series D-2017 convertible preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended November 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

Expressed in U.S. Dollars

	November 30, 2019	May 31, 2019
Assets
Current assets
Cash and cash equivalents	$444,795	$1,311,984
Accounts receivable, net	849,057	635,874
Marketable equity securities	356,277	1,133,256
Inventories	173,769	189,397
Due from related party	51,207	606
Other current assets	433,392	471,120
Total current assets	2,308,497	3,742,237

Non-current assets
Long-term investments	152,141	323,603
Property and equipment, net	68,651	98,250
Website development, net	147,310	148,361
Operating lease right of use assets	875,558	–
Other assets	101,682	111,357
Total non-current assets	1,345,342	681,571

Total assets	$3,653,839	$4,423,808
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$185,196	$487,090
Short-term notes	8,101,987	5,873,709
Deferred revenue, current	614,760	518,570
Current portion of operating lease liabilities	423,282	–
Other current liabilities	908,684	638,248
Total current liabilities	10,233,909	7,517,617

Non-current liabilities
Operating lease liabilities-long term	486,721	–
Long-term deferred revenue	212,534	122,329
Total Non-current Liabilities	699,255	122,329

Total liabilities	10,933,164	7,639,946

Commitments and Contingencies (Note 12)
Shareholders’ equity
Preferred stock, series 2012, $0.001 par value 300,000,000 and 20,000,000 authorized, 445,000 and 445,000 were issued and outstanding at November 30, 2019 and May 31, 2019, respectively	445	445
Preferred stock, series A-2014, $0.001 par value 300,000,000 and 20,000,000 authorized, 356,000 and 356,000 were issued and outstanding at November 30, 2019 and May 31, 2019, respectively	356	356
Preferred stock, series C-2016, $0.001 par value 300,000,000 and 20,000,000 authorized, 193,000 and 193,000 were issued and outstanding at November 30, 2019 and May 31, 2019, respectively	193	193
Preferred stock, series D-2017, $0.001 par value 300,000,000 and 20,000,000 authorized, 5,182,050 and 6,037,050 were issued and outstanding at November 30, 2019 and May 31, 2019, respectively	5,182	6,037
Common stock $0.001 par value 700,000,000 and 80,000,000 authorized, 52,482,497 and 45,486,499 were issued and outstanding November 30, 2019 and May 31, 2019, respectively	54,153	45,488
Additional paid-in capital	45,725,375	44,118,980
Accumulated deficit	(53,016,324)	(47,348,927)
Accumulated other comprehensive income (loss)	(48,705)	(38,710)
Total Shareholders' equity	(7,279,325)	(3,216,138)
Total liabilities and shareholders’ equity	$3,653,839	$4,423,808

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Three Months ended November 30, 2018
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at August 31, 2018	33,576,560	$33,577	445,000	$445	406,000	$406	532,958	$533

Preferred stocks conversion, series A	–	–	–	–	–	–	–	–
Preferred stocks conversion, series B	125,000	125	–	–	(50,000)	(50)	–	–
Preferred stocks conversion, series C	119,874	120	–	–	–	–	(39,958)	(40)
Stock Issuance of Preferred Stock D	–	–	–	–	–	–	–	–
Preferred stocks conversion, series D	3,582,000	3,582	–	–	–	–	–	–
Common stock issuance	1,109,820	1,110	–	–	–	–	–	–
Stock Compensation	526,245	526	–	–	–	–	–	–
Preferred Stock D Dividend	–	–	–	–	–	–	–	–
Deemed dividend associated with preferred stock issuance, series D	–	–	–	–	–	–	–	–
Net(loss) for the period	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at November 30, 2018	39,039,499	$39,040	445,000	$445	356,000	$356	493,000	$493

	Three Months Ended November 30, 2018
	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at August 31, 2018	6,845,050	$6,845	$38,665,003	$(37,493,101)	$(24,631)	$1,189,077

Preferred stocks conversion, series A	–	–	–	–	–	–
Preferred stocks conversion, series B	–	–	(75)	–	–	–
Preferred stocks conversion, series C	–	–	(80)	–	–	–
Stock Issuance of Preferred Stock D	1,703,000	1,703	1,701,297	–	–	1,703,000
Preferred stocks conversion, series D	(1,791,000)	(1,791)	(1,791)	–	–	–
Common stock issuance	–	–	609,340	–	–	610,450
Stock Compensation	–	–	300,474		–	301,000
Preferred Stock D Dividend	–	–	–	(105,474)	–	(105,474)
Deemed dividend associated with preferred stock issuance, series D	–	–	797,700	(797,700)	–	–
Net(loss) for the period	–	–	–	(1,848,900)	–	(1,848,900)
Foreign currency	–	–	–	–	21,778	21,778

Balance at November 30, 2018	6,757,050	$6,757	$42,071,868	$(40,245,175)	$(2,853)	$1,870,931

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	Three Months ended November 30, 2019
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at August 31, 2019	48,738,497	$48,740	445,000	$445	356,000	$356	193,000	$193

Common stock Issuance	2,876,000	2,876	–	–	–	–	–	–
Advance received for shares to be issued	1,669,000	1,669
Stock compensation	188,000	188	–	–	–	–	–	–
Preferred stocks conversion, series D	680,000	680	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Other receivable arising from transactions involving CIIX’s capital stock (Note 4)	–	–	–	–	–	–	–	–
Net (loss) for the period	–	–	–	–	–	–	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at November 30, 2019	54,151,497	$54,153	445,000	$445	356,000	$356	193,000	$193

	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at August 31, 2019	5,522,050	$5,522	$45,116,143	$(50,428,082)	$(58,255)	$(5,314,938)

Common stock Issuance	–	–	428,524	–	–	431,400
Advance received for shares to be issued	–	–	248,681	–	–	250,350
Stock compensation	–	–	48,692	–	–	48,880
Preferred stocks conversion, series D	(340,000)	(340)	(340)	–	–	–
Preferred Stock dividends, series D	–	–	–	(70,549)	–	(70,549)
Other receivable arising from transactions involving CIIX’s capital stock (Note 4)	–	–	(116,325)	–	–	(116,325)
Net (loss) for the period	–	–	–	(2,517,693)	–	(2,517,693)
Foreign currency	–	–	–	–	9,550	9,550

Balance at November 30, 2019	5,182,050	$5,182	$45,725,375	$(53,016,324)	$(48,705)	$(7,279,325)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	Six Months ended November 30, 2018
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at May 31, 2018	29,520,560	$29,522	445,000	$445	606,000	$606	622,958	$623

Preferred stocks conversion, series A	–	–	–	–	–	–	–	–
Preferred stocks conversion, series B	625,000	625	–	–	(250,000)	(250)	–	–
Preferred stocks conversion, series C	389,874	390	–	–	–	–	(129,958)	(130)
Stock Issuance of Preferred Stock D	–	–	–	–	–	–	–	–
Preferred stocks conversion, series D	6,868,000	6,868	–	–	–	–	–	–
Common Stock Issuance	1,109,820	1,110	–	–	–	–	–	–
Stock compensation	526,245	525	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Deemed dividend associated with preferred stock issuance, series D	–	–	–	–	–	–	–	–
Net (loss) for the period	–	–	–	–	–	–	–	–
Unrealized investment gain/loss	–	–	–	–	–	–	–	–
Foreign currency.	–	–	–	–	–	–	–	–

Balance at November 30, 2018	39,039,499	$39,040	445,000	$445	356,000	$356	493,000	$493

	Six Months Ended November 30, 2018
	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at May 31, 2018	6,643,050	$6,643	$36,651,070	$(35,268,062)	$(495,186)	$925,661

Preferred stocks conversion, series A	–	–	–	–	–	–
Preferred stocks conversion, series B	–	–	(375)	–	–	–
Preferred stocks conversion, series C	–	–	(260)		–	–
Stock Issuance of Preferred Stock D	3,548,000	3,548	3,544,452	–	–	3,548,000
Preferred stocks conversion, series D	(3,434,000)	(3,434)	(3,434)	–	–	–
Common Stock Issuance	–	–	609,340	–	–	610,450
Stock compensation	–	–	303,974	–	–	304,500
Preferred Stock dividends, series D	–	–	–	(214,034)	–	(214,034)
Deemed dividend associated with preferred stock issuance, series D	–	–	967,100	(967,100)	–	–
Net (loss) for the period	–	–	–	(3,309,191)	–	(3,309,191)
Unrealized investment gain/loss	–	–	–	(486,787)	486,787	–
Foreign currency	–	–	–	(1)	(5,546)	(5,545)

Balance at November 30, 2018	6,757,050	$6,757	$42,071,868	$(40,245,175)	$(2,853)	$1,870,931

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	Six Months ended November 30, 2019
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 31, 2019	45,486,497	$45,488	445,000	$445	356,000	$356	193,000	$193

Common stock Issuance	2,876,000	2,876	–	–	–	–	–	–
Advance received for shares to be issued	1,669,000	1,669	–	–	–	–	–	–
Stock compensation	2,410,000	2,410	–	–	–	–	–	–
Preferred stocks conversion, series D	1,710,000	1,710	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Other receivable arising from transactions involving CIIX’s capital stock (Note 4)	–	–	–	–	–	–	–	–
Net (loss) for the period	–	–	–	–	–	–	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at November 30, 2019	54,151,497	$54,153	445,000	$445	356,000	$356	193,000	$193

	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at May 31, 2019	6,037,050	$6,037	$44,118,980	$(47,348,927)	$(38,710)	$(3,216,138)

Common stock Issuance	–	–	428,524	–	–	431,400
Advance received for shares to be issued	–	–	248,681	–	–	248,681
Stock compensation	–	–	1,046,370	–	–	1,048,780
Preferred stocks conversion, series D	(855,000)	(855)	(855)	–	–	–
Preferred Stock dividends, series D	–	–	–	(154,007)	–	(154,007)
Other receivable arising from transactions involving CIIX’s capital stock (Note 4)	–	–	(116,325)	–	–	(116,325)
Net (loss) for the period	–	–	–	(5,513,390)	–	(5,339,915)
Foreign currency	–	–	–	–	(9,995)	(9,995)

Balance at November 30, 2019	5,182,050	$5,182	$45,725,375	$(53,016,324)	$(48,705)	$(7,279,325)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended November 30, 2019 and 2018

Expressed in U.S. Dollars

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Operating revenues
Investor relations services	$458,789	$127,340	$1,280,150	$398,588
Subscriptions	181,462	224,587	367,914	450,899
Sales CBD/hemp products	206,212	290,857	1,154,963	432,621
Other	3,465	5,481	3,861	78,517
Total revenue	849,928	648,265	2,806,888	1,360,625

Cost of revenue
Services	289,890	461,132	714,547	852,949
Products	65,658	126,084	878,272	198,829
	355,548	587,216	1,592,819	1,051,778

Gross profit (loss)	494,380	61,049	1,214,069	308,847

Operating Expenses
General and administrative expenses	1,798,317	2,689,224	4,778,456	4,578,465
Advertising expenses	181,229	361,843	559,733	679,134
Bad debt expenses	173,475	–	180,238	–
Total operating expenses	2,153,021	3,051,067	5,518,427	5,257,599

Net loss from operations	(1,658,641)	(2,990,018)	(4,304,358)	(4,948,752)

Other income/(expense)
Other income	8,878	6,272	9,089	19,169
Interest income (expense)	(211,834)	63,922	(370,376)	(48,911)
Net realized (loss) gain on investments	4,366	–	(44,753)	–
Loss from security investments	(73,649)	–	(79,704)	(268,600)
Unrealized (loss) gain on equity securities	(509,673)	1,101,113	(710,726)	1,976,237
Unrealized (loss) gain on cryptocurrencies	(77,140)	(30,189)	(12,562)	(38,334)
Total other income (expense)	(859,052)	1,141,118	(1,209,032)	1,639,561

Loss before income taxes	(2,517,693)	(1,848,900)	(5,513,390)	(3,309,191)
Income tax expenses	–	–	–	–
Net loss	$(2,517,693)	$(1,848,900)	$(5,513,390)	$(3,309,191)

Deemed dividend for the beneficial conversion of convertible preferred stock	–	(797,700)	–	(967,100)
Preferred stock dividends	(70,549)	(105,474)	(154,007)	(214,034)
Net loss attributable to common shareholders	(2,588,242)	(2,752,074)	(5,667,397)	(4,490,325)

Other comprehensive income (loss)
Foreign currency translation loss	9,550	21,778	(9,995)	5,546

Comprehensive loss attributable to common shareholders	$(2,578,692)	$(2,730,296)	$(5,677,392)	$(4,484,779)

Loss per share-basic and diluted	$(0.05)	$(0.08)	$(0.12)	$(0.13)
Weighted average number of shares outstanding - basic & diluted	49,668,695	36,396,456	48,977,688	33,413,481

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2019 and 2018

Expressed in U.S. Dollars

	2019	2018
Cash flows from operating activities
Net loss	$(5,513,390)	$(3,309,191)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(877,092)	(278,088)
Investment loss (gain) on marketable securities	44,753	268,600
Equity in loss from equity method investments	79,704	–
Unrealized loss (gain) on equity securities	710,726	(1,976,237)
Unrealized loss (gain) on cryptocurrencies	12,562	38,334
Bad debt expenses	180,238	–
Stock compensation expenses	1,048,780	224,433
Depreciation and amortization	36,146	32,632
Changes in operating assets and liabilities
Accounts receivable	362,881	(4,906)
Inventory	12,773	24,720
Other current assets	(719,873)	(396,076)
Accounts payable	(300,768)	(84,191)
Accrued interest	190,013	(7,798)
Deferred revenue	110,228	(74,331)
Customer deposit	17,074	3,840
Other accrued liabilities	718,456	6,140
Net cash (used in) operating activities	(3,886,789)	(5,532,119)

Cash flows from investing activities
Purchase of equipment	(6,799)	(161,774)
Proceeds from investment return	8,750	–
Proceeds from sale of investment-affiliate	–	75,000
Proceeds from sale of marketable securities	177,483	–
Loan to related party	(61,487)	–
Net cash provided by (used in) investing activities	117,947	(86,774)

Cash flows from financing activities
Proceeds of issuance of common stock	–	610,450
Proceeds of issuance of preferred stock, series D-2017	681,750	3,548,000
Payments made for preferred stock dividends	(2,992)	(179,375)
Proceeds of issuance of new debts	2,413,278	3,111,800
Repayment of debts	(185,000)	(945,140)
Net cash provided by financing activities	2,907,036	6,145,735

Effects of currency translation on cash and cash equivalents	(5,383)	16,786

Net increase (decrease) in cash and cash equivalents	(867,189)	543,628
Cash and cash equivalents - beginning of period	1,311,984	1,390,258
Cash and cash equivalents - end of period	$444,795	$1,933,886

Supplemental cash flow disclosures
Cash paid for interest	$80,942	$59,708
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash activity

During the three and six months ended November 30, 2019, the Company received various stocks valued (FMV) at $0 and $189,300 for providing one to twelve months of investor relations (“IR”) services.

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

In April 2017, the Company established ChineseHempOil.com, Inc., dba “Chinese Wellness Center,” (referred to as CHO) a Delaware corporation, as a subsidiary of the Company in San Gabriel, California. CHO is responsible for the development and operation of the online and retail sales of industrial hemp products in the United States.

The Company also incorporated two subsidiaries - Hemp Logic, Inc. (“Hemp Logic”) and CIIX Online, Inc., both Delaware corporations in April 2017. The two wholly owned subsidiaries have not operated since their inception. However, on or about November 11, 2019, Hemp Logic, CBD Biotech and ChineseInvestors.com, Inc. entered into a Share Exchange Agreement (“SEA”) pursuant to which the Company sold/transferred to Hemp Logic its one hundred percent (100%) equity interest in CBD Biotech in exchange for newly issued Class A Common Stock, par value $0.0001 and Class B Common Stock, par value $0.0001. CBD Biotech become a wholly-owned subsidiary of Hemp Logic and the Company become a majority owner of Hemp Logic. Hemp Logic issued the Company an aggregate of four million eight hundred forty- one thousand seven hundred thirty-nine (4,841,739) newly-issued Class A Common Stock, par value $0.0001 per share and Class B Common Stock, par value $0.0001 per share of Hemp Logic in the aggregate (the “Hemp Logic Shares”), After the SEA, one hundred percent (“100%”) of the equity interests of CBD Biotech are owned by Hemp Logic and approximately 83.9% of Hemp Logic is owned by the Company. The closing of the exchange took place on December 31, 2019. All operations will be conducted through Hemp Logic and CBD Biotech will continue to operate two business lines, cosmetics and liquor.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which was slated to focus on the sales of industrial hemp-products, via online and other distribution channels. CBD Canada has not generated any revenue as of November 30, 2019.

In or about March 2018, the Company established Bitcoin Trading Academy, LLC, a California limited liability company, formerly known as Stock Surge Momentum. LLC, a California limited liability company (“BTA LLC”), with Warren (Wei) Wang, the Company’s CEO, as its sole managing member. Mr. Wang has transferred all of his interest in BTA, LLC to the Company for $1 consideration. BTA LLC began offering in person and on-line courses on cryptocurrency investment and trading education in July 2018. BTA LLC has since ceased to offer its cryptocurrency news and courses due to decreased consumer demand, presumably related to the 2018 Cryptocurrency Crash. Although the cryptocurrency market is slowly rebounding, currently, the Company does not have short-term plans to resume these programs.

In April 2018, the Company established NewCoins168.com Digital Media Technology Ltd. (Shanghai) as a WOFE registered in China Free Trade Zone, with registered capital of 10 million RMB. There is no revenues generated as of November 30, 2019

In August 2018, the Company formed CIIX Online Ltd. (“CIIX Online”), a corporation incorporated in the Province of British Columbia, which was anticipated to focus on the sales of the Company’s subscription service to consumers. There is no revenues generated as of November 30, 2019.

On November 11, 2018, the Company established Blue Ocean Capital Holding LLC (“BO”), a Delaware limited liability company. On January 23, 2019, BO entered into an Equity Transfer Agreement (“ETA”) with The Connell Company (“CC”) whereby CC agreed to sell its 100% ownership stake in Connell Securities LLC (“CS”) to BO. CS is a registered broker-dealer and member of FINRA. BO is a Delaware limited liability company with two members — Wei Wang, the Company’s chief executive officer, who owns 10% of the issued and outstanding member units and CIIX which owns 90% of the issued and outstanding member units. Pursuant to the ETA, the purchase price of CS was $75,000 and was subject to review and approval of FINRA before the sale could be consummated. On or about September 26, 2019, BO terminated the ETA dated January 23, 2019. On September 29, 2019, the escrow deposit of $75,000 was returned to the Company, less agreed upon approved fees. The total amount of $69,422 was returned to the Company.

Donald Capital, LLC, is a Delaware limited liability company established on May 7, 2018. In exchange for capital contributions totaling $160,000 from ChineseInvestors.com, Inc., the Company received a 24.99% interest in Donald Capital LLC. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of Hemp Logic, Inc. and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Global Strategy. Donald Capital LLC is a registered broker dealer approved by FINRA effective May 14, 2019.

2. Liquidity and Capital Resources:

Cash Flows – During the six months ended November 30, 2019, the Company primarily generated cash from issuances of its debts to fund its operations. The Company received total proceeds of $2,413,278 of proceeds from the issuance of unsecured promissory notes which accrue interest at the rate of 10% per annum for the six months ended November 30, 2019.

Cash flows used in operations for the six months ended November 30, 2019 and 2018 were $3,886,789 and $5,532,119, respectively. The decreased cash used in operations was due to a reduction in general and administrative expenses used in operations.

Capital Resources – As of November 30, 2019, the Company had cash and cash equivalents of $444,795 as compared to cash and cash equivalents of $1,311,984 as of May 31, 2019.

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

3. Critical Accounting Policies and Estimates:

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited consolidated financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended May 31, 2019, included in our 2019 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and six months ended November 30, 2019 are not necessarily indicative of the results for the year ending May 31, 2020 or for any future period.

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the operations of Chineseinvestors.com Inc. and its subsidiaries. The Company’s wholly owned subsidiaries include ChineseHempOil.com Inc, CBD Biotechnology Co. Ltd., CBD Biotech, Inc., Hemp Logic, CIIX Online, NewCoins168.com Digital Media Technology Ltd., Bitcoin Trading Academy LLC, CIIX Online Ltd and Blue Ocean Capital Holding LLC. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue from Contracts with Customers

On June 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, with regard to FASB ASC 606 Revenue from Contracts with Customers, and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:

The Company’s revenue was mainly derived from four sources:

1.	Investor-relations service income

Investor-relations service income is earned by the Company in return for delivering current, publicly available information related to our clients.

a.	Identify contracts with clients. The Company enters into service agreements with clients. The Company always discloses the nature of the contract including the contact price.

b.	Identify performance obligations in the contract. Many of our investor-relations service contracts contain multiple performance obligations, including presentation of clients’ information on Chinesefn.com, translation of client all materials to be released, and monthly presentation in the newsletter the Company sends to its registered members. We account for individual performance obligations separately if they are distinct. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

c.	Determine the transaction price. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. Judgment is required to determine the standalone selling price for each distinct performance obligation. We typically have more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we determine the standalone selling price based on our overall pricing objectives, taking into consideration contract term, industry relevance and other factors. Fees are fixed based on rates specified in the service provided agreements, which do not provide for any refunds or adjustments. In determining the transaction price, the effects of the time value of money is not accounted as the normal term of our service provider agreements are one year or less.

d.	The service contract amount is valued based upon the fair market value of the clients’ stock closing price at the contract date multiplied by the numbers of shares earned when the service is paid by clients’ common stocks other than cash. For the performance obligations, such as the availability of our clients’ information in our website, the revenue is recognized over the term of the services period while the services are being provided.

e.	For the performance obligations will be surrendered at a point of time, the revenue is recognized after the service is provided. In addition, the Company is applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period.

There is no significant adjustment from the implementation of ASU 2014-09.

2.	Subscription income is recognized over the term of the subscription membership. Subscription fees for our registered members are charged on a per-month basis. Our customers do not have rights to the underlying software code of our solutions, and accordingly, we recognize subscription revenue over time on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Subscription terms are generally between one to three years but can occasionally be as short as one month or as long as 60 months. Long term deferred revenues are recognized from subscriptions over twelve months.

3.	The Company recognizes revenue of product sales of hemp-related products and liquor distribution upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of contract. Shipping documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery, or to satisfy the performance obligation. The Company determines and allocates the transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company has minimal product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

4.	Other revenues include various fee-based income earned through banner advertisements, webpage hosting and maintenance, on-line promotion and translation services, advertising and promotion fees on the Company’s website, sponsorship fees from investment seminars, road shows, forums on the Company’s website, and referral fees from cryptocurrency referrals. The sales prices of these services are fixed and determinable at the time the contracts are signed and there are no provisions for refunds contained in these contracts. These revenues are recognized when all significant performance obligations have been satisfied and collection of the resulting receivable is reasonably assured.

The Company recognized revenue pursuant to revenue recognition principles presented in SAB Topic 13 prior to May 31, 2018. First, persuasive evidence of an arrangement. Second, delivery has occurred, or services have been rendered. Third, the seller’s price to the buyer is fixed or determinable. And last collectability is reasonably assured. We adopted ASU 2014-09, or ASC 606, on June 1, 2018 and it did not have a material impact on our financial position or results of operations. The guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The equity investment without readily determinable fair value held by the Company is the long-term investment in Donald Capital LLC. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. There is no adjustment to the cost of the equity investment in Donald Capital, LLC for the three and six months ended November 30, 2019 as no impairment indicator was observed by management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2019 and May 31, 2019.

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

The Company recorded $173,475 and $0 bad debt expense for the three months ended November 30, 2019 and 2018, respectively, and $180,238 and $0 bad debt expense for the six months ended November 30, 2019 and 2018, respectively.

Concentration of Credit Risk – The Company maintains cash at banks in the United States and People’s Republic of China (“PRC”). Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash deposited with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the PRC, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”), whereas the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”) in the United States. As of November 30, 2019 and May 31, 2019, the Company had $0 and $608,908 cash balances uninsured, respectively.

Major customers and vendors- For the six months ended November 30, 2019, there are two customers accounted for 42 % of the total revenue of the Company without accounts receivable outstanding as of November 30, 2019. For the six-month period ended November 30, 2018, two customers accounted for 30% of total service revenue of the Company with no accounts receivable outstanding as of November 30, 2018.

There is one vendor accounted 35% of the total purchase of the Company for the six months ended November 30, 2019. There was no vendor concentration for the Company as of and for the six months period ended November 30, 2018.

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

Inventories – Inventories include industrial hemp finished products and liquor, stated at the lower of cost or net realizable value using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and write down the cost to its net realizable value and additional cost of goods sold when the carrying value exceeds net realizable value. There was no reserve needed for inventory obsolescence and slow-moving as of November 30, 2019 and May 31, 2019.

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

The Company started to account the investment under equity method in the year ended May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of November 30, 2019 and May 31, 2019.

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

Impairment of Long-life Assets – In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended November 30, 2019 and May 31, 2019.

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

As of November 30, 2019 and May 31, 2019, the deferred revenue compromised as following:

	November 30, 2019	May 31, 2019
Deferred subscriptions	$649,390	$503,644
Unearned IR revenues	177,904	137,255
Total	827,294	640,899
Current	(614,760)	(518,570)
Noncurrent	$212,534	$122,329

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of November 30, 2019:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$444,795	$–	$–	$444,795
Marketable equity securities	356,277	–	–	356,277
Cryptocurrency	10,240	–	–	10,240
Liability -
Short-term notes	$–	$7,535,216	$–	$8,101,987

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of May 31, 2019:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$1,311,984	$–	$–	$1,311,984
Marketable equity securities	1,133,256	–	–	1,133,256
Cryptocurrency	67,420	–	–	67,420
Liability -
Short-term notes	$–	$5,387,609	$–	$5,873,709

Short-term notes – The fair value of such notes payable had been determined based on 10% and 8% annual interest rates and the proximity to the issuance date as of November 30, 2019 and May 31, 2019, respectively.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the cryptocurrencies.

Segment Policy – The Company’s reportable segments, service and products. Service segment includes income from financial news subscriptions and investor relations services. Product segment includes income from hemp related product sales. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The Company evaluates performance based primarily on income (loss) from operations.

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, referral fees and other miscellaneous service revenues generated which are recognized over the term the services are to be provided. For the three-month periods ended November 30, 2019 and 2018 details as below:

	November 30, 2019	November 30, 2018
Misc. service revenues	$3,465	$5,481
Bitcoin trading class revenues	–	–
Total	$3,465	$5,481

For the six-month periods ended November 30, 2019 and November 30, 2018. Details as below:

	November 30, 2019	November 30, 2018
Misc. service revenues	$3,861	$45,619
Bitcoin trading class revenues	–	32,898
Total	$3,861	$78,517

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

The exchange rates used were as follows:

November 30, 2019
Spot rate	RMB 7.03 to US $1.00
Average rate for the three months ended November 30, 2019	RMB 7.08 to US $1.00
Average rate for the six months ended November 30, 2019	RMB 7.01 to US $1.00
Spot rate	CAD 1.33 to US $1.00
Average rate for the three months ended November 30, 2019	CAD 1.33 to US $1.00
Average rate for the six months ended November 30, 2019	CAD 1.32 to US $1.00

May 31, 2019
Spot rate	RMB 6.82 to US $1.00
Average rate for the three months ended November 30, 2018	RMB 6.91 to US $1.00
Average rate for the six months ended November 30, 2018	RMB 6.79 to US $1.00
Spot rate	CAD 1.33 to US $1.00
Average rate for the six months ended November 30, 2018	CAD 1.32 to US $1.00

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

4. Stockholders’ Equity:

As of November 30, 2019 and May 31, 2019, the Company was authorized to issue 700,000,000 and 80,000,000 shares of common stock, $0.001 par value per share, respectively In addition, 300,000,000 and 20,000,000 shares of $0.001 par value preferred stock were authorized. The Company’s Articles of Incorporation were amended to reflect the same effective November 22, 2019, after approval by a majority of the Company’s shareholders entitled to vote at the Company’s 2019 Annual Meeting of Shareholders that took place on November 16, 2019. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

Series 2012 Convertible Preferred Stock

During the third quarter of fiscal year 2013, effective February 29, 2012, the Company issued 2,003,776 shares of preferred stock as Series 2012 Convertible Preferred Stock for total proceeds of $2,003,776. The terms of the preferred stock allow the holder to convert each share of preferred stock into 1.25 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock were entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. The Company has paid off all the dividends for the Series 2012 Convertible Preferred Stock and the holders of this preferred stock no longer entitled to dividends.

During the six months period ended November 30, 2019 and 2018, the shareholders of preferred stock series-2012 did not convert any shares of preferred stock.

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

During the six months period ended November 30, 2019, the shareholders of preferred stock series A-2014 converted 0 shares of preferred stock. During the six months period ended November 30, 2018, the shareholders of preferred stock series A-2014 converted 250,000 shares of preferred stock for 625,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock.

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

During the six months period ended November 30, 2019, the shareholders of preferred stock series C-2016 converted 0 shares of preferred stock. During the six months period ended November 30, 2018, the shareholders of preferred stock series C-2016 converted 129,958 shares of preferred stock for 389,874 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock.

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

During the six months period ended November 30, 2019, the shareholders of preferred stock series D-2017 converted 855,000 shares of preferred stock for 1,710,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2 shares of common stock. During the six months period ended November 30, 2018, the shareholders of preferred stock series D-2017 converted 3,434,000 shares of preferred stock for 6,868,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2 shares of common stock.

Common Stock

In November 2019, the Company issued Company’s common stock at $0.15 per share to accredited investors for total proceeds of $681,750. 2,876,000 shares were issued and there were 1,669,000 additional shares to be issued as of November 30, 2019.

Stock compensation and stock payable

On June 4, 2019, the Company awarded various employees and contractors stock compensation total 2,222,000 shares of common stock. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $999,900 share-based compensation expense was recorded associated with the award for the six months ended November 30, 2019.

 On September 26, 2019, the Company awarded 2 contractors stock compensation total 188,000 shares of common stock. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $48,880 share-based compensation expense was recorded associated with the award for the six months ended November 30, 2019.

There is no stock compensation payable as of November 30, 2019 and May 31, 2019.

Treasury Stock

On September 25, 2019, the Company entered into an Assignment and Assumption Agreement with Mr. Paul Dickman, the Company agreed to assign its remaining 8.75% interest in MB Breakwater, LLC to Mr. Dickman and Mr. Paul Dickman sold 423,000 shares of the Company’s common stock to the Company that were issued to Mr. Paul Dickman as part of the Company’s incentive compensation arrangement with Mr. Paul Dickman. The shares were not received by the Company as of November 30, 2019.

5. Other Current Assets:

Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at period end. Security deposits of office rent in United States, purchase deposits to vendors for the CBD product purchase, prepaid expenses in both United States and Shanghai, details as below:

	November 30,	May 31,
	2019	2019
Prepaid expenses	$199,423	$314,707
Purchase deposits	114,539	49,773
Cryptocurrencies on hands	10,240	67,420
Other current assets	109,190	39,220
Total other current assets	$433,392	$471,120

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

In March 2017, the Company made a $250,000 investment in Breakwater MB, LLC, a cannabis-focused investment and consulting company, formed by Paul Dickman, the Company’s former CFO and a former board member of ChineseInvestors.com, Inc., as a means to invest capital in and provide consulting services to private, cannabis-focused companies as they transition into the public market. The invested capital was to be primarily used to cover the costs of becoming a publicly traded company, a strategy the Company expected would provide significant investment appreciation and opportunity for liquidity. All opportunities were to be evaluated by the investment committee comprised of ChineseInvestors.com, Inc.’s CEO Warren Wang, Medicine Man Technologies CEO Andy Williams, and Paul Dickman. Mr. Dickman is the managing member of Breakwater MB, LLC and Warren Wang served as an advisor receiving no compensation for his services.

Breakwater MB, LLC completed its planned raise of $1,000,000 for 50% of Breakwater MB, LLC’s equity by December 2017. The Company’s equity position in Breakwater MB, LLC stood at 8.75% with carrying value of $140,000 and 12.5% with carrying value of $250,000 as of May 31, 2019 and May 31, 2018, respectively. ChineseInvestors.com, Inc.’s board reviewed and approved the investment with Mr. Dickman abstaining from voting. Mr. Dickman held 30% of the equity of Breakwater MB LLC as of May 31, 2018 after a $5,000 cash investment in equity in addition to the services that Mr. Dickman renders to Breakwater MB, LLC.

On August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% of the Company’s investment in Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem 5% of the equity (the “Redemption Agreement”). The Redemption Agreement provided for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater MB LLC, the redemption, or otherwise relating to CIIX’s relationship with Breakwater MB LLC. As of November 30, 2019, the Company had received the $75,000 payment but not the $25,000 payment due September 15, 2018; therefor only 3.75% of the equity was redeemed, leaving 8.75%.

For the year ended May 31, 2019, Breakwater transferred 400,000 shares of its stock holding in Grow Flow Inc to the Company as a dividend distribution. Those shares were valued at $35,000 based on 20% of the Company’s invested equity holding of $175,000 in Breakwater MB, LLC.

On or about September 25, 2019, the Company entered into an Assignment and Assumption Agreement with Mr. Dickman, the Company agreed to assign its remaining 8.75% interest in MB Breakwater, LLC to Mr. Dickman and Mr. Dickman sold 423,000 shares of the Company’s common stock to the Company that were issued to Mr. Dickman as part of the Company’s incentive compensation arrangement with Mr. Dickman. The share certificates were received by the Company but Mr. Dickman had not delivered the stock powers required to effect the transfer as of November 30, 2019. The Company recognized loss in amount of $33,675.

In September 2017, the Company entered a letter of intent for investment cooperation to invest $60,000 (44.45% of ownership) to jointly operate Sino-U.S. Finance. The investee was to operate a mobile application under the name of “Sino-U.S. Finance” to provide the platform of information and analysis for Chinese investors in the PRC and US. The Company started to account the investment under equity method for the quarter May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 were $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018, with $0 balance under long-term investment as of November 30, 2019.

In April 2019, the Company made a $160,000 investment for 24.9% of Donald Capital LLC a Delaware Corporation’s equity. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of Hemp Logic, Inc and the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Global Strategy. Donald Capital is a boutique investment bank, approved by FINRA and the SEC on May 14, 2019. As of November 30, 2019, the Company’s equity position in Donald Capital LLC currently stands at 24.9%. The Company recorded $6,657 and $12,711 investment loss for Donald Capital LLC for the three and six months ended November 30, 2019 and with $127,141 balance under long-term investment as of November 30, 2019.

Long term investments are comprised of the following:

	November 30, 2019	May 31, 2019
Breakwater Finance MB, LLC	$–	$150,000
Donald Capital LLC	127,141	148,603
Grow Flow Inc.	25,000	25,000
	$152,141	$323,603

7. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	November 30, 2019	May 31, 2019
Furniture & Fixtures	$179,685	$179,337
Leasehold Improvements	95,598	96,718
	275,283	276,055
Less: Accumulated Depreciation	(206,632)	(177,805)
	$68,651	$98,250

Depreciation expense for the six months ended November 30, 2019 and 2018 was $29,969 and $27,090, respectively.

8. Website development, net:

Website development is comprised of the following:

	November 30, 2019	May 31, 2019
Website development	$282,422	$276,861
Less: Accumulated Amortization	(135,112)	(128,500)
	$147,310	$148,361

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the six months ended November 30, 2019 and 2018 was $6,177 and $5,542, respectively.

9. Short-term notes:

In August 2018, the board of directors of the Company approved the offer of unsecured one-year term notes to individual accredited investor lenders for a maximum $3,000,000 with 10% annual interest rate (the “2018 Notes-10%”). The Company issued 2018 Notes-10% in the total amount of $3,030,000 from various individual accredited investor lenders. As of November 30, 2019, some accredited investor lenders of the 2018 Notes-10% rolled over a portion or all of the principal and interest due and owing on the 2018 Notes – 10% totaling $1,387,026 into the Company’s 2019 offering of unsecured notes at -with a 10% annual interest rate (the “2019 Notes – 10%”) and the Company paid off $185,000 to accredited investor lenders. As of November 30, 2019, $1,315,000 of the 2018 Notes-10% were in default.

n October 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes to individual accredited investor lenders for a maximum $3,000,000 with an 8% annual interest rate (the “2018 Notes – 8%.”). The 2018 Notes – 8% included an incentive based on the NF Energy Savings Corporation (“NFEC”) share value of $10.38 per share (the “Base Value”). At the time the 2018 Notes – 8% were executed, the Company held 220,000 shares of NF Energy Savings Corporation (“NFEC”) (the “Securities”). As provided for in the 2018 Notes – 8%, the Company/Borrower agreed that if Borrower, at its sole discretion, sold any of the Securities during the term of the 2018 Notes – 8%, all of the Lenders in the Class would be entitled to receive in the aggregate, twenty percent (20%) of the excess of the sales proceeds of such Securities over the Base Value (the “Incentive Payment”). The Lender’s share of the Incentive Payment would be determined by the fraction of the total loan to all loans in the class, not to exceed $3,000,000. As of November 30, 2019, the Company had issued 2018 Notes-8% in the total amount of $1,154,800 to various individual lenders and as of November 30, 2019, the Company paid incentives totaling $51,314 incentive to the accredited investor lenders for the 2018 Notes – 8%. As of November 30, 2019, some accredited investor lenders of 2018 Notes-8% converted all or some portion of the principal and interest due and owing under the 2018 Notes – 10% totaling $110,000 to common stock at $0.15/share. As of November 30, 2019, $31,800 of the 2018 Notes-8% were in default.

On February 2019, the board of directors of the Company approved the offering of unsecured one-year term notes to individual lenders for a maximum $5,000,000 with 10% annual interest rate (the “2019 Notes-10%”). As of November 30, 2019, the Company has issued 2019 Notes-10% in the total amount of $5,645,490 to various individual accredited investor lenders. Of the $5,645,490, $1,567,025 was rolled over from the 2018-Notes 10% in August 2019.

On November 13, 2019 the Company entered into a Term Loan and Security Agreement with Celtic Bank Corporation ("Celtic") in the original principal amount of $100,000 (the “Celtic Loan”). Bluevine Capital Inc. (“Bluevine”) is the servicer for the Celtic Loan. The Celtic Loan matures on May 12, 2020. The terms of the Celtic Loan provide for weekly payments which are current as of November 30, 2019. To secure the Celtic Loan obligations the Company granted to Celtic and to Bluevine, as the collateral agent for Celtic, a continuing first priority security interest in that certain collateral identified therein.

On November 27, 2019, the Company entered into a Revenue Purchase Agreement with Pearl Beta Funding, LLC (“PBF”) (the “Revenue Purchase Agreement”). Pursuant to the Revenue Purchase Agreement, PBF purchased $139,650  worth, approximately 6%, of the Company’s future accounts, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers’ and/or other third party payers (the “Receipts” defined as all payments made by cash, check, electronic transfer or other form of monetary payment in the ordinary course of the Company’s business), for the payments due to Company as a result of the Company’s sale of goods and/or services (the “Transactions”) until the purchased amount has been delivered to PBF. With regard to the Revenue Purchase Agreement, the Company is selling a portion of a future revenue stream to PBF at a discount. Pursuant to the Security Agreement and Guaranty of Performance (“SAGP”) granted to PBF a security interest in and lien upon: (a) all of the Company’s respective accounts, chattel paper, documents, equipment, general intangibles, instruments, and inventory, as those terms are each defined in Article 9 of the Uniform Commercial Code (the “UCC”), now or hereafter owned or acquired by the Company (b) all of the Company’s respective proceeds, as that term is defined in Article 9 of the UCC; (c) all of their respective funds at any time in the Company’s bank accounts, regardless of the source of such funds; (d) present and future Electronic Check Transactions; and (e) any amount which may be due to PBF under the Revenue Purchase Agreement and this SAGP, including but not limited to all of the Company’s respective rights to receive any payments or credits under the Revenue Purchase Agreement and the SAGP. The remittance provided for in the Revenue Purchase Agreement in the amount of $1,552 as a good faith estimate of purchased percentage multiplied by the daily average revenues of the Company during the previous calendar month divided by the number of business days in the calendar month. Pursuant to the Revenue Purchase Agreement PBF will debit the remittance each business day from the Company’s designated account, until such time as PBF receives payment in full of the purchased amount of $139,650.

As of November 30, 2019 and May 31, 2019, the short-term notes are compromised as follows:

	November 30, 2019	May 31, 2019

Short-term 2018 notes-annual interest rate 10% due August to October 2019	$1,315,000	$3,030,000

Short-term 2018 notes-annual interest rate 8% due December 2019	$1,044,800	$1,154,800

Short-term 2019 notes-annual interest rate 10% due February 2020	$5,645,490	$1,688,909

Celtic Bank Corporation	$96,697	$–

Total Short-term notes	$8,101,987	$5,873,709

10. Other Current Liabilities:

Other current liabilities compromise as following:

	November 30, 2019	May 31, 2019
Accrued dividends	$346,569	$195,554
Accrued interests and others	344,065	143,377
Accrued payroll and taxes	218,050	299,317
Total	$908,684	$638,248

Accrued dividends as of November 30, 2019 and May 31, 2019 are comprised of dividends payable to the preferred stockholders, Series D-2017 in the amount of $346,569 and $195,554, respectively. On or about December 17, 2019, the Company’s Board of Directors approved an resolution that provides for an equity dividend payable in the Company’s Rule 144 restricted common stock, equal to two (2) times the amount of the stated dividend amount of 6% for the Series D-2017 preferred shareholders, calculated using a base price of $0.15 USD per share of common stock and declared payable on the outstanding preferred stock of the Company to the Series D -2017 preferred shareholders of record between December 1, 2018 and May 31, 2019 in satisfaction of the dividends which accrued but were unpaid for the fiscal year ended May 31, 2019. It is likely that the Company’s Board will likewise recommend and approve an equity payment for dividends to Series D-2017 shareholders payable as of November 30, 2019. As of the date of this filing the stock certificates for the dividends payable for the period ended May 31, 2019 have not been issued.

Accrued interest as of November 30, 2019 represents interest payable for the 2018 Notes - 10%, 2018 Notes – 8% and 2019 Notes 10%. Accrued interest as of May 31, 2019 represents interest payable for the 2018 Notes -10%, the 2018 Notes -8% and 2019 Notes -10%.

11. Segments and Geographic Areas

The Company operates business in two operating segments: Financial news and Investor relation service and Hemp product sales. Segment disclosures are on a performance basis consistent with internal management reporting.

Information about segments during the periods presented were as follows:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018
Geographic Markets
China	$152,520	$265,316	$1,027,050	$434,337
USA	697,408	382,949	1,779,838	926,288
Total	$849,928	$648,265	$2,806,888	$1,360,625

Revenue Segments
Service	$643,716	$357,408	$1,651,925	$928,004
Products	206,212	290,857	1,154,963	432,621
Total	$849,928	$648,265	$2,806,888	$1,360,625

Cost of Revenue Segments
Service	$289,890	$461,132	$714,547	$852,949
Products	65,658	126,084	878,272	198,829
Total	$355,548	$587,216	$1,592,819	$1,051,778

Operating expenses
Service	$1,717,200	$2,570,624	$4,486,632	$4,488,766
Products	435,821	480,443	1,031,795	768,833
Total	$2,153,021	$3,051,067	$5,518,427	$5,257,599

Loss from operations
Service	(1,363,374)	$(2,674,348)	(3,549,254)	$(4,413,711)
Products	(295,267)	(315,670)	(755,104)	(535,041)
Total	$(1,658,641)	$(2,990,018)	$(4,304,358)	$(4,948,752)

12. Commitments and Contingencies:

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

As of November 30, 2019, our operating lease right of use assets and operating lease liability are approximately $875,558 and $910,003 respectively. The rent expense for the three and six months ended November 30, 2019 is $100,820 and $190,010, respectively.

Future minimum lease commitments for office facilities as of November 30, 2019 are as follows:

For the fiscal years ending May 31,
2020 (six months)	248,612
2021	310,411
2022	161,322
2023	38,767
$759,112

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business.

On September 1, 2016, the Company entered into a Service Provider Agreement with SINO-GLOBAL SHIPPING AMERICA LTD (“SINO”) to perform investor relations services for SINO in exchange for 60,000 shares of SINO Rule of 144 restricted stock. When entering the 2016 Note Agreements, the Company believed that the SINO shares would be delivered as provided for in the agreement. However, the shares were not delivered purportedly due to a disagreement among SINO’s management, and as a result, the Company has not obtained the SINO shares as of November 30, 2019. On January 9, 2018, the Company filed a lawsuit in the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD. The dispute was ultimately arbitrated by the American Arbitration Association in May 2019 and the parties reached a settlement whereby SINO will issue 40,000 shares of its Rule 144 restricted Common Stock to the Company. The Settlement Agreement was executed by the parties and the Company is awaiting receipt of the settlement shares to account for the shares due to the Company and the shares due to the Company’s counsel under the contingency arrangement.

In or about October 9, 2018, a former employee filed an administrative claim with the U.S. Equal Employment Commission. In or about June 2019, the former employee and the Company entered into a “no fault” Confidential Settlement Agreement pursuant to which all claims and controversies were fully and finally settled.

On or about September 19, 2019 a lawsuit entitled J. Jim Ye v. ChineseInvestors.com, Inc. and Warren Wei Wang, was filed in Los Angeles County Superior Court, Glendale Courthouse, as Case No. 19GDCV01195, alleging causes of action for rescission of purchase of securities due to fraud, violation of Cal. Buss. & Prof. Code Section 17200, et seq., and fraudulent concealment. It is the Company’s position that the Plaintiff’s claims have no merit and the Company intends to retain counsel to defend the action. Through its litigation defense counsel, the Company filed a Demurrer to the Plaintiff’s complaint which is set for hearing on January 17, 2020.

13. Related Party Transactions:

As of November 30, 2019, the Company advanced $36,029 to the CEO, Mr. Warren Wang and $15,334 to Donald Capital LLC for daily operation.

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the three months ended November 30, 2019 and 2018, she received salary compensation of $45,000 and $45,000, respectively.

The Company purchased the shares of Medicine Man Technologies, Inc. (“MDCL”) in April 2014 using the equity method of accounting initially and accounted for the ownership as an investment available for sale as of May 31, 2015 as the Company no longer had “significant influence” over MDCL as a result of shares issuance. The Company liquidated 1,306,378 shares of MDCL for $1,996,939 cash during the year ended May 31, 2017. The Company received an additional 31,250 shares of MDCL stock for IR services which were provided for a period of six months starting January 15, 2019. The Company liquidated 34,457 shares of MDCL for $99,207 cash and record $43,595 gain during the three months ended November 30, 2019.   The Company’s records indicated that an additional   38,031 shares were held; however the issuer’s transfer agent is not in agreement; therefore the Company also wrote off the remaining 38,031 shares as unrecoverable. There is no MDCL stock left as of November 30, 2019.

14. Subsequent Event:

On December 24, 2019, the Company entered into an unsecured promissory note in the original principal amount of $150,000 from one individual lender (the December 24, 2019 Note”). The December 24, 2019 Note has a one year term and provides for payment of twenty-four (24) bi-monthly installments of principal and interest beginning on January 15, 2020, followed by a principal and interest payment due on January 30, 2020, and continuing on the 15th and the 30th day of each consecutive month, until paid in full in the amounts set forth in the corresponding amortization schedule. The December 24, 2019 Note provides for interest at the rate of 18.65% interest and default interest of 21.10%. Any unpaid principal and all accrued but unpaid interest is due and payable on the maturity date.

On December 21, 2019, the Company entered into an unsecured promissory note in the original principal amount of $210,000 from one individual lender (the December 21, 2019 Note”). The December 21, 2019 Note has a one year terms and provides for payment of twenty-four (24) bi-monthly installments of principal and interest beginning on January 15, 2020, followed by a principal and interest payment due on January 30, 2020, and continuing on the 15th and the 30th day of each consecutive month, until paid in full in the amounts set forth in the corresponding amortization schedule. The December 21, 2019 Note provides for interest at the rate of 18.65% interest and default interest of 21.10%. Any unpaid principal and all accrued but unpaid interest is due and payable on the maturity date.

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”), in connection with the issuance of a convertible note to the Corporation in favor of Power Up Lending Group Ltd., in the aggregate principal amount of $88,000 (the “Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note, along with an irrevocable letter agreement with Globex Transfer, LLC, the Company’s transfer agent, with respect to the reserve of shares of common stock of the Company to be issued upon any conversion of the Note. The Note is for a one-year term with an annual interest rate of 8% per annum.

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

The Company incurred $2,316,581 in additional debt obligations from individual lenders and $96,697 from institutional lenders for total new debt of $2,413,278 in the six months ended November 30, 2019. Also see Subsequent Events for disclosure of $448,000 in debt obligations that the Company has incurred after November 30, 2019.The Company continues to develop its investor relations business. These clients represent companies whose shares are traded in various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

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

On or about February 27, 2019, CBD Biotech, Inc., an exempted company with limited liability incorporated in the Cayman Islands, was formed (“CBD Biotech Cayman”). CBD Biotech Cayman is solely owned by Wei Wang, ChineseInvestors.com, Inc.’s Chief Executive Officer, and Alex Hamilton, Chairman and Chief Financial Officer of CBD Biotech. The Company was prepared to enter into a Share Exchange Agreement with CBD Biotech and the shareholders of CBD Biotech Cayman (the “Share Exchange Agreement”). However, on or about November 11, 2019, Hemp Logic, CBD Biotech and ChineseInvestors.com, Inc. entered into a Share Exchange Agreement (“SEA”) pursuant to which the Company sold/transferred to Hemp Logic its one hundred percent (100%) equity interest in CBD Biotech in exchange for newly issued Class A Common Stock, par value $0.0001 and Class B Common Stock, par value $0.0001. CBD Biotech become a wholly-owned subsidiary of Hemp Logic and the Company become a majority owner of Hemp Logic. Hemp Logic issued the Company an aggregate of four million eight hundred fort- one thousand seven hundred thirty-nine (4,841,739) newly-issued Class A Common Stock, par value $0.0001 per share and Class B Common Stock, par value $0.0001 per share of Hemp Logic in the aggregate (the “Hemp Logic Shares”), After the SEA, one hundred percent (“100%”) of the equity interests of CBD Biotech are owned by Hemp Logic and approximately 83.9% of Hemp Logic is owned by the Company. The closing of the exchange took place on December 31, 2019. All operations will be conducted through Hemp Logic and CBD Biotech will continue to operate two business lines, cosmetics and liquor.

As of November 30, 2019, CBD Biotech employed fifteen (15) full-time employees in its Shanghai Office in a variety of administrative and operational capacities. Its CFO, Alex Hamilton, is based in the Company’s New York office.

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

As of November 30, 2019, ChineseHempOil.com, Inc. employed three (3) full-time employees in the United States.

CBD Biotechnology Co. Ltd.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of industrial hemp- products, via online and other distribution channels. CBD Canada has not generated any income as of November 30, 2019.

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

Newcoins Grenadine was established to develop a full-service retail Forex and CFD platform that connects with one of the market’s leading trading platforms to provide customers with Forex/CFD market trading service, as well as offering education, market information, and insights for customers related to the Forex/CFD market. The platform had 992 subscribers in the Philippines, Malaysia, Indonesia, Russia, Hong Kong, Brunei and India and no registered users in the US. Newcoins Grenadine’s registered users never funded their accounts.

On or about February 27, 2019 Newcoins Grenadine entered into a Technology Solution Agreement with Match-Trade Technologies (“MTT”), pursuant to which MTT agreed to provide Newcoins Grenadine with a trading infrastructure (integrated electronic systems and software) designed to offer a platform to Newcoins Grenadine’s clients for the trading of financial products, i.e., Forex and/or CFDs and/or other financial instruments offered to Newcoins Grenadine’s clients. In or about March 2019, Newcoins Grenadine entered into an agreement with Forexstreet S.L. (“FS”) pursuant to which FS agreed to provide daily news feeds and updates. Newcoins Grenadine platform has not generated any revenues to date. Given the platform’s target audience is outside of the US and China, it has been challenging to convert leads generated as a result of advertising and marketing efforts into account deposits that will lead to trading due to the significant language barrier. The Company has determined that the expense that would be required to hire and trains native speakers to assist the platform’s potential account holders/traders would outweigh the potential gain and has decided to focus its efforts on the Company’s core, traditional business lines. In an effort to reduce fixed costs associated with the platform, the Company has cancelled these service agreements and discontinued the platform as of in August 2019.

Newcoins168.com Digital Media Technology Ltd.

In April 2018, the Company established a wholly owned foreign enterprise, NewCoins168.com Digital Media Technology Ltd (Shanghai), registered in China Free Trade Zone with registered capital of 10 million RMB. As of November 30, 2019, NewCoins168 employed one (1) full-time employees in its Shanghai Office in a variety of administrative and operational capacities.

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

As of November 30, 2019, CIIX Online employed one (1) full-time employees in its Canada Office in a variety of administrative and operational capacities.

Blue Ocean Capital Holding LLC

On November 11, 2018, the Company established Blue Ocean Capital Holding LLC (“BO”), a Delaware limited liability company. On January 23, 2019, BO entered into an Equity Transfer Agreement (“ETA”) with The Connell Company (“CC”) whereby CC would sell its 100% ownership stake in Connell Securities LLC (“CS”) to BO. CS is a registered broker-dealer and member of FINRA. BO is a Delaware limited liability company with two members — Wei Wang, the Company’s chief executive officer, who owns 10% of the issued and outstanding member units and CIIX, which owns 90% of the issued and outstanding member units. Pursuant to the ETA, the purchase price of CS was $75,000 and was subject to review and approval of FINRA before the sale can be consummated. In accordance with the ETA, BO’s $75,000 purchase price was held in escrow to be disbursed to CC upon closing or returned to BO if no closing occurred. Prior to the ETA in or about August 2017 the Company explored purchasing a broker-dealer, Global Emerging Capital Group, LLC fka Radnor Research & Trading (“GEC”). Claudette Burgess-Gay was the CEO, CCO, CFO, FINOP for GEC. With regard to this transaction, GEC was represented by William Uchimoto, Esq. The Company declined to proceed with the acquisition of GEC. Thereafter, on or about October 1, 2018, the Company entered into a compensation agreement with Ms. Burgess-Gay, pursuant to which Ms. Burgess-Gay was to receive compensation in the amount of $5,000/month in exchange for her efforts to locate a full-service broker-dealer being offered for sale, to assist in negotiating the terms with the seller for acquisition of 100% of the broker-dealer and to ensure full compliance with all broker-dealer requisites. Mr. Uchimoto represents the Company’s subsidiary, BO, with regard to its efforts to purchase CS. Following closing of the purchase of CS, Ms. Burgess-Gay was to be the President, Chief Compliance Officer, Chief Anti-Money Laundering Officer and Financial and Operations Principal of the broker-dealer that would be renamed AMC International Securities LLC. In September 2019, the Company reconsidered its decision to acquire CC and revoked the ETA. The escrow agent returned the deposit, less fees of $5,578, for a refund of $69,422.

Donald Capital, LLC

Donald Capital, LLC, is a Delaware limited liability company established on May 7, 2018. In exchange for capital contributions totaling $160,000 from ChineseInvestors.com, Inc., the Company received a 24.9% interest in Donald Capital LLC. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of Hemp Logic, Inc. and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Strategy Group. Donald Capital LLC is a registered broker dealer approved by FINRA effective May 14, 2019. Donald Capital LLC will serve clients around the globe in the private, micro, small and middle capitalization arenas through pre-capital raise and strategic advisory, capital raise and other services that will be offered through network partners.

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

For three and six months ended November 30, 2019 compared to three and six months ended November 30, 2018

Quarterly Revenues and Expenses

Subscription Revenues: For the three months ended November 30, 2019 and 2018, revenues were $181,462 and $224,587, respectively. For the six months ended November 30, 2019 and 2018, revenues were $367,914 and $450,899, respectively. The decline in revenues was due to a decrease in the Company’s subscribers to such services.

Investor Relations-Service Revenues: For the three months ended November 30, 2019 and 2018, revenues were $458,789 and $127,340 respectively. For the six months ended November 30, 2019 and 2018, revenues were $1,280,150 and $398,588 respectively. The increases were attributable to an increase in investor relations clients.

Other Revenues: For the three months ended November 30, 2019 and 2018, revenues were $3,465 and $5,481 respectively. For the six months ended November 30, 2019 and 2018, revenues were $3,861 and $78,517 respectively. The decrease of $74,656 was due to the absence of referral fees generated from cryptocurrency referrals for the six months ended November 30, 2019.

Sales of CBD/Hemp Products: For the three months ended November 30, 2019 and 2018, revenues were $206,212 and $290,857 respectively, for a decrease of $84,645. For the six months ended November 30, 2019 and 2018, revenues were $1,154,963 and $432,621 respectively. The $722,342 increase was attributed to the increased sales of the Company’s industrial hemp products and baijiu liquor products.

Cost of Revenue: Cost of services for the three months ended November 30, 2019 and 2018 were $289,890 and $461,132 respectively, for a decrease of $171,242 over the same period in 2018. Cost of services for the six months ended November 30, 2019 and 2018 were $714,547 and $852,949 respectively, for a decrease of $138,402 over the same period in 2018. Cost of products for the three months ended November 30, 2019 and 2018 were $65,658 and $126,084 respectively, for a decrease of $60,426. Cost of products for the six months ended November 30, 2019 and 2018 were $878,272 and $198,829 respectively, for an increase of $679,443. This significant increase was due to the Company’s sale of its industrial hemp and baijiu liquor products.

Gross profit (loss) and gross margin: The Company’s gross margin on service revenue increased to 55% (gross profit $353,826 on $643,716 of revenue) in the three months ended November 30, 2019 from negative 29% (gross loss $103,724 on $357,408 of revenue) in the three months ended November 30, 2018. The gross margin increase for service revenue is due to increased investor relations clients and revenues generated for these services. The Company’s gross margin on service revenue increased to 57% (gross profit $937,378 on $1,651,925 of revenue) in the six months ended November 30, 2019 from 8% (gross profit $75,055 on $928,004 of revenue) in the six months ended November 30, 2018. The Company’s gross margin on product sales increased to 68% ($140,554 on $206,212 of revenue) in the three months ended November 30, 2019 from 57% ($164,773 on $290,857 of revenue) in the three months ended November 30, 2018. The increase in gross margin for product sales was due to reduced product retail pricing on industrial hemp products and reduced sales expenses. The Company’s gross margin on product sales decreased to 24% ($276,691 on $1,154,963 of revenue) in the six months ended November 30, 2019 from 54% ($233,792 on $432,621 of revenue) in the six months ended November 30, 2018.

General & Administrative Expenses: For the three months ended November 30, 2019 and 2018, expenses were $1,798,317 and $2,689,224, respectively for a decrease of $890,907 which was related to downsizing of staff and independent contractors. For the six months ended November 30, 2019 and 2018, expenses were $4,778,456 and $4,578,465, respectively for an increase of $199,991 which was related to the issuance of stock compensation to staff and independent contractors.

Advertising Expenses: For the three months ended November 30, 2019 and 2018, expenses were $181,229 and $361,843 respectively. The decrease is due to the Company’s decreased advertising and news coverage in several different. For the six months ended November 30, 2019 and 2018, expenses were $559,733 and $679,134 respectively.

Bad Debt Expenses: For the three months ended November 30, 2019 and 2018, expenses were $173,475 and $0 respectively. For the six months ended November 30, 2019 and 2018, expenses were $180,238 and $0 respectively. Both increases were due to the Company recorded bad debt allowance for IR stock receivable $173,475 from Ionix Technology Inc.

Interest Income (expenses): For the three months ended November 30, 2019 and 2018, interest expense was $211,834 and interest income was $63,922, respectively for a difference of $275,756 attributable to the one-year unsecured notes issued to various individual lenders (refer to short-term notes for details). For the six months ended November 30, 2019 and 2018, interest expense was $370,376 and $48,911 respectively for an increase of $321,465.

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

Plan of Continued Operations

Management’s Plan for the fiscal year 2020

Business Development

Management recognizes that one of the Company’s most significant assets is its unique network of Chinese investors in the United States and worldwide; thus, one of Management’s immediate short-term goals is to focus on achieving brand-marketing goals for both its core subscription and investor relations business and its industrial hemp/CBD business. Management believes that this demographic is likely to continue to grow, especially at the upper end of the income scale, partly because Chinese are believed to be highly adaptive to the economy, are believed to have the ability to see the bigger picture when it comes to monetary investments in the stock market, and are believed to have the ability to recognize and appreciate new trends in capital markets. Moreover, Management also believes Chinese are an affluent demographic and they accumulate disposable savings over and above other demographics. Having access to this market that is open to the new ideas and opportunities gives the Company a competitive edge over other companies that market to other demographics. Management believes that its unique network not been maximized to capture its full monetary value to the Company.

In light of current political events, Management believes that the Chinese investor is even more focused and engaged when it comes to staying up to date on investment markets, and is seeking new products, subscription offerings and investor tools to serve such needs. The Company recognizes this need and is responding through development of the same. In addition, management is exploring joint venture opportunities with partners that are looking to reach our unique network of consumers. With regard to its industrial hemp/CBD business in China, products slated for release in 2020 are on track including the Company’s industrial hemp/CBD pain relief cream and wrinkle cream.

As part of this analysis, the Company will also recruit and seek to retain a talented and knowledgeable workforce and more specifically, will work to strengthen its existing sales force through enhanced training, allocation of resources and providing cross-selling opportunities. As such, the Company does not contemplate any further layoffs of its sales force other than in the normal course.

Budgetary Control

General and Administrative Expenses will be controlled. The primary reason for recent increases in our General and Administrative Expenses was Management’s expansion of the Company’s business operations including further expansion of ChineseHempOil.com, Inc and CBD Biotech in the Pudong Free-Trade Area in Shanghai. These entities focus on the marketing and distribution of industrial hemp products, including skincare/cosmetics (in the US and China) and liquor (in China). As part of the business expansion in February 2017, the Company leased additional office space in San Gabriel, CA, in the same business center where the headquarters is located, and in April 2018 the Company hired additional staff, management and legal professionals. As of the date of this filing, the Company has relinquished one of its three leased spaces in San Gabriel and has downsized its space in New York City, New York significantly. In addition the Company has been forced to lay off employees in both the New York and California offices whose primary duties related to cryptocurrency products and offering and marketing and administrative support functions. The marketing and administrative functions have been largely transferred to existing employees in China.

The management will implement budgetary control on certain expenditures such as office utilities, other general office expenses, and company travel and entertainment in an effort to reduce the total amount of General and Administrative Expenses to approximately $300,000 USD each month from the current expenses of approximately $400,000, excluding current debt due and owing.

Financing

The Company anticipates continuing to rely on sales of its securities to fund a portion of its business operations in fiscal year 2020, plans to meet all of its obligations, and will conform to all of the requirements to remaining a fully reporting a public company, while increasing its market presence as well as services offering spectrum.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On or about September 19, 2019 a lawsuit entitled J. Jim Ye v. ChineseInvestors.com, Inc. and Warren Wei Wang, was filed in Los Angeles County Superior Court, Glendale Courthouse, as Case No. 19GDCV01195, alleging causes of action for rescission of purchase of securities due to fraud, violation of Cal. Buss. & Prof. Code Section 17200, et seq., and fraudulent concealment. It is the Company’s position that the Plaintiff’s claims have no merit and the Company intends to retain counsel to defend the action. Through its litigation defense counsel, the Company filed a Demurrer to the Plaintiff’s complaint which is set for hearing on January 17, 2020.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Section 4. Stockholder’s Equity, page 18.

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

__________________

* To be filed by amendment

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: January 14, 2020	By: /s/ King Fai Leung
King Fai Leung
Chief Financial Officer

Date: January 14, 2020	By: /s/ Wei Wang
Wei Wang
Chief Executive Officer

