Form 10-Q
period 2020-02-29
Chineseinvestors.com, Inc.
filed 2020-04-14
CIK 1459482

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

As of February 29, 2020, there were outstanding 55,019,497 shares of the issuer’s common stock, par value $0.001 per share, 445,000 shares of the issuer’s Series 2012 convertible preferred stock, par value $0.001 per share, 356,000 shares of the issuer’s Series A-2014 convertible preferred stock, par value $0.001 per share, 193,000 shares of the issuer’s Series C-2016 convertible preferred stock, par value $0.001 per share, and 5,222,050 shares of the Series D-2017 convertible preferred stock, par value $0.001 per share.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

FORM 10-Q for the Quarter Ended February 29, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

Expressed in U.S. Dollars

	February 29, 2020	May 31, 2019
Assets
Current assets
Cash and cash equivalents	$537,902	$1,311,984
Accounts receivable, net	229,006	635,874
Marketable equity securities	412,742	1,133,256
Inventories	165,914	189,397
Due from related party	35,950	606
Other current assets	318,280	471,120
Total current assets	1,699,794	3,742,237

Non-current assets
Long-term investments	153,910	323,603
Property and equipment, net	54,168	98,250
Website development, net	147,356	148,361
Operating lease right of use assets	492,125	–
Other assets	108,383	111,357
Total non-current assets	955,942	681,571

Total assets	$2,655,736	$4,423,808
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$357,286	$487,090
Short-term notes	8,618,856	5,873,709
Deferred revenue, current	663,700	518,570
Current portion of operating lease liabilities	256,500	–
Other current liabilities	1,238,784	638,248
Total current liabilities	11,135,126	7,517,617

Non-current liabilities
Operating lease liabilities-long term	250,147	–
Long-term deferred revenue	188,808	122,329
Total Non-current Liabilities	438,955	122,329

Total liabilities	11,574,081	7,639,946

Commitments and Contingencies (Note 12)
Shareholders’ equity
Preferred stock, series 2012, $0.001 par value 300,000,000 and 20,000,000 authorized, 445,000 and 445,000 were issued and outstanding at February 29, 2020 and May 31, 2019, respectively	445	445
Preferred stock, series A-2014, $0.001 par value 300,000,000 and 20,000,000 authorized, 356,000 and 356,000 were issued and outstanding at February 29, 2020 and May 31, 2019, respectively	356	356
Preferred stock, series C-2016, $0.001 par value 300,000,000 and 20,000,000 authorized, 193,000 and 193,000 were issued and outstanding at February 29, 2020 and May 31, 2019, respectively	193	193
Preferred stock, series D-2017, $0.001 par value 300,000,000 and 20,000,000 authorized, 5,222,050 and 6,037,050 were issued and outstanding at February 29, 2020 and May 31, 2019, respectively	5,222	6,037
Common stock $0.001 par value 700,000,000 and 80,000,000 authorized, 55,019,497 and 45,486,499 were issued and outstanding February 29, 2020 and May 31, 2019, respectively	55,021	45,488
Additional paid-in capital	46,030,067	44,118,980
Accumulated deficit	(55,840,149)	(47,348,927)
Accumulated other comprehensive income (loss)	(25,960)	(38,710)
Total CIIX Shareholders' equity	(9,774,805)	(3,216,138)
Non-controlling interest	856,460	–
Total equity	(8,918,345)	(3,216,138)
Total liabilities and shareholders’ equity	$2,655,736	$4,423,808

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months ended February 28, 2019
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at November 30, 2018	39,039,499	$39,040	445,000	$445	356,000	$356	493,000	$493

Preferred stocks conversion, series A	–	–	–	–	–	–	–	–
Preferred stocks conversion, series B	–	–	–	–	–	–	–	–
Preferred stocks conversion, series C	390,000	390	–	–	–	–	(130,000)	(130)
Stock Issuance of Preferred Stock D	–	–	–	–	–	–	–	–
Preferred stocks conversion, series D	430,000	430	–	–	–	–	–	–
Preferred Stock D Return	–	–	–	–	–	–	–	–
Common stock issuance	–	–	–	–	–	–	–	–
Stock Compensation	1,147,000	1,147	–	–	–	–	–	–
Preferred Stock D Dividend	–	–	–	–	–	–	–	–
Deemed dividend associated with preferred stock issuance, series D	–	–	–	–	–	–	–	–
Net(loss) for the period	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at February 28, 2019	41,006,499	$41,007	445,000	$445	356,000	$356	363,000	$363

	Three Months Ended February 28, 2019
	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at November 30, 2018	6,757,050	$6,757	$42,071,868	$(40,245,175)	$(2,853)	$1,870,931

Preferred stocks conversion, series A	–	–	–	–	–	–
Preferred stocks conversion, series B	–	–	–	–	–	–
Preferred stocks conversion, series C	–	–	(260)	–	–	–
Stock Issuance of Preferred Stock D	60,000	60	59,940	–	–	60,000
Preferred stocks conversion, series D	(215,000)	(215)	(215)	–	–	–
Preferred Stock D Return	(30,000)	(30)	(29,970)	–	–	(30,000)
Common stock issuance	–	–	–	–	–	–
Stock Compensation	–	–	618,293		–	619,440
Preferred Stock D Dividend	–	–	–	(98,420)	–	(98,420)
Deemed dividend associated with preferred stock issuance, series D	–	–	25,600	(25,600)	–	–
Net(loss) for the period	–	–	–	(3,360,603)	–	(3,360,603)
Foreign currency	–	–	–	–	(6,211)	(6,211)

Balance at February 28, 2019	6,572,050	$6,572	$42,745,256	$(43,729,798)	$(9,064)	$(944,863)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Three Months ended February 29, 2020
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at November 30, 2019	54,151,497	$54,153	445,000	$445	356,000	$356	193,000	$193

Common stock Issuance	668,000	668	–	–	–	–	–	–
Compensation expense-restricted stock of a subsidiary	–	–	–	–	–	–	–	–
Preferred stocks conversion, series D	200,000	200	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Preferred Stock issuance, series D	-	-	-	-	-	-	-	-
Contribution from non-controlling interest	-	-	-	-	-	-	-	-
Deemed Dividend associated with preferred stock issuance, series D	-	-	-	-	-	-	-	-
Net (loss) for the period	–	–	–	–	–	–	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at February 29, 2020	55,019,497	$55,021	445,000	$445	356,000	$356	193,000	$193

	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive Income		Non-controlling
	Shares	Amount	Capital	Deficit	(loss)	Subtotal	Interest	Total
Balance at November 30, 2019	5,182,050	$5,182	$45,725,375	$(53,016,324)	$(48,705)	$(7,279,325)	$–	$(7,279,325)

Common stock Issuance	–	–	99,532	–	–	100,200	–	100,200
Compensation expense-restricted stock of a subsidiary	–	–	–	–	–	–	100,081	100,081
Preferred stocks conversion, series D	(100,000)	(100)	(100)	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	(66,984)	–	(66,984)	–	(66,984)
Preferred Stock issuance, series D	140,000	140	139,860	–	–	140,000	–	140,000
Contribution from non-controlling interest	–	–	–	–	–	–	813,000	813,000
Deemed Dividend associated with preferred stock issuance, series D	–	–	65,400	(65,400)	–	–	–	–
Net (loss) for the period	–	–	–	(2,691,441)	–	(2,691,441)	(55,304)	(2,746,745)
Foreign currency	–	–	–	–	22,745	22,745	(1,317)	21,428

Balance at February 29, 2020	5,222,050	$5,222	$46,030,067	$(55,840,149)	$(25,960)	$(9,774,805)	$856,460	$(8,918,345)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	Nine Months ended February 28, 2019
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at May 31, 2018	29,520,560	$29,522	445,000	$445	606,000	$606	622,958	$623

Preferred stocks conversion, series A	–	–	–	–	–	–	–	–
Preferred stocks conversion, series B	625,000	625	–	–	(250,000)	(250)	–	–
Preferred stocks conversion, series C	779,874	780	–	–	–	–	(259,958)	(260)
Stock Issuance of Preferred Stock D	–	–	–	–	–	–	–	–
Preferred stocks conversion, series D	7,298,000	7,298	–	–	–	–	–	–
Preferred Stock D Return	–	–	–	–	–	–	–	–
Common Stock Issuance	1,109,820	1,110	–	–	–	–	–	–
Stock compensation	1,673,245	1,672	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Deemed dividend associated with preferred stock issuance, series D	–	–	–	–	–	–	–	–
Net (loss) for the period	–	–	–	–	–	–	–	–
Unrealized investment gain/loss	–	–	–	–	–	–	–	–
Foreign currency.	–	–	–	–	–	–	–	–

Balance at February 28, 2019	41,006,499	$41,007	445,000	$445	356,000	$356	363,000	$363

	Nine Months Ended February 28, 2019
	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(loss)	Total
Balance at May 31, 2018	6,643,050	$6,643	$36,651,070	$(35,268,062)	$(495,186)	$925,661

Preferred stocks conversion, series A	–	–	–	–	–	–
Preferred stocks conversion, series B	–	–	(375)	–	–	–
Preferred stocks conversion, series C	–	–	(520)		–	–
Stock Issuance of Preferred Stock D	3,608,000	3,608	3,604,392	–	–	3,608,000
Preferred stocks conversion, series D	(3,649,000)	(3,649)	(3,649)	–	–	–
Preferred Stock D Return	(30,000)	(30)	(29,970)	–	–	(30,000)
Common Stock Issuance	–	–	609,340	–	–	610,450
Stock compensation	–	–	922,268	–	–	923,940
Preferred Stock dividends, series D	–	–	–	(312,454)	–	(312,454)
Deemed dividend associated with preferred stock issuance, series D	–	–	992,700	(992,700)	–	–
Net (loss) for the period	–	–	–	(6,669,795)	–	(6,669,795)
Unrealized investment gain/loss	–	–	–	(486,787)	486,787	–
Foreign currency	–	–	–	–	(9,064)	(9,064)

Balance at February 28, 2019	6,572,050	$6,572	$42,745,256	$(43,729,798)	$(9,064)	$(944,863)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	Nine Months ended February 29, 2020
	Common Stock		Preferred Stock, series 2012		Preferred Stock, series A		Preferred Stock, series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at May 31, 2019	45,486,497	$45,488	445,000	$445	356,000	$356	193,000	$193

Common stock Issuance	5,213,000	5,213	–	–	–	–	–	–
Stock compensation	2,410,000	2,410	–	–	–	–	–	–
Compensation expense-restricted stock of a subsidiary	–	–	–	–	–	–	–	–
Preferred stocks conversion, series D	1,910,000	1,910	–	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	–	–	–	–	–
Preferred Stock issuances, series D	–	–	–	–	–	–	–	–
Other receivable arising from transactions involving CIIX’s capital stock (Note 4)	–	–	–	–	–	–	–	–
Effect of restructuring entities under common control
Deemed Dividend associated with preferred stock issuance, series D
Net (loss) for the period	–	–	–	–	–	–	–	–
Foreign currency	–	–	–	–	–	–	–	–

Balance at February 29, 2020	55,019,499	$55,021	445,000	$445	356,000	$356	193,000	$193

	Preferred Stock, series D		Additional Paid in	Stockholders'	Accumulated Other Comprehensive Income		Non-Controlling
	Shares	Amount	Capital	Deficit	(loss)	Subtotal	Interest	Total
Balance at May 31, 2019	6,037,050	$6,037	$44,118,980	$(47,348,927)	$(38,710)	$(3,216,138)	$–	$(3,216,138)

Common stock Issuance	–	–	776,737	–	–	781,950	–	781,950
Stock compensation	–	–	1,046,370	–	–	1,048,780	–	1,048,780
Compensation expense-restricted stock of a subsidiary	–	–	–	–	–	–	100,081	100,081
Preferred stocks conversion, series D	(955,000)	(955)	(955)	–	–	–	–	–
Preferred Stock dividends, series D	–	–	–	(220,991)	–	(220,991)	–	(220,991)
Preferred Stock issuances, series D	140,000	140	139,860	–	–	140,000	–	140,000
Other receivable arising from transactions involving CIIX’s capital stock (Note 4)	–	–	(116,325)	–	–	(116,325)	–	(116,325)
Contribution from non-controlling interest	–	–	–	–	–	–	813,000	813,000
Deemed Dividend associated with preferred stock issuance, series D	–	–	65,400	(65,400)	–	–	–	–
Net (loss) for the period	–	–	–	(8,204,831)	–	(8,204,831)	(55,304)	(8,260,135)
Foreign currency	–	–	–	–	12,750	12,750	(1,317)	11,433

Balance at February 29, 2020	5,222,050	$5,222	$46,030,067	$(55,840,149)	$(25,960)	$(9,774,805)	$856,460	$(8,918,345)

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended February 29, 2020 and February 28, 2019

Expressed in U.S. Dollars

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Operating revenues
Investor relations services	$103,332	$147,664	$1,383,482	$546,251
Subscriptions	253,475	229,220	621,390	680,119
Sales CBD/hemp products	86,956	1,061,318	1,241,919	1,493,939
Other	2	6,620	3,863	97,447
Total revenue	443,765	1,444,822	3,250,654	2,817,756

Cost of revenue
Services	297,739	253,135	1,012,287	1,106,084
Products	39,355	759,369	917,627	958,198
	337,094	1,012,504	1,929,914	2,064,282

Gross profit (loss)	106,671	432,318	1,320,740	753,474

Operating Expenses
General and administrative expenses	1,757,366	3,273,479	6,535,822	7,850,987
Advertising expenses	160,811	298,297	720,544	977,431
Bad debt expenses	413,000	–	593,238	–
Total operating expenses	2,331,177	3,571,776	7,849,604	8,828,418

Loss from operations	(2,224,506)	(3,139,458)	(6,528,864)	(8,074,944)

Other income/(expense)
Other income	(151,776)	(209)	(142,685)	5,693
Interest income (expense)	(228,975)	(146,283)	(599,352)	(195,194)
Net realized (loss) gain on investments	3,035	1,881,159	(41,719)	1,612,559
Loss from security investments	(8,231)	–	(87,935)	–
Unrealized (loss) gain on equity securities	(138,407)	(1,957,422)	(849,133)	18,814
Unrealized (loss) gain on cryptocurrencies	2,115	1,610	(10,447)	(36,724)
Total other income (expense)	(522,239)	(221,145)	(1,731,271)	1,405,148

Loss before income taxes	(2,746,745)	(3,360,603)	(8,260,135)	(6,669,796)
Income tax expenses	–	–	–	–
Net loss before dividends	(2,746,745)	(3,360,603)	(8,260,135)	(6,669,796)

Deemed dividend for the beneficial conversion of convertible preferred stock	(65,400)	(25,600)	(65,400)	(992,700)
Preferred stock dividends	(66,984)	(98,420)	(220,991)	(312,454)
Net loss attributable to common shareholders	(2,879,129)	(3,484,623)	(8,546,526)	(7,974,950)

Less: net income (loss) attributable to non-controlling interest	(55,304)	–	(55,304)	–
Net income (loss) attributable to the CIIX common shareholders	$(2,823,825)	$(3,484,623)	$(8,491,222)	$(7,974,950)

Net loss attributable to common shareholders	(2,879,129)	(3,484,623)	(8,546,526)	(7,974,950)
Other comprehensive income (loss), net of nil tax
Foreign currency translation loss	32,295	(6,211)	12,750	(665)
Comprehensive loss	(2,846,834)	(3,490,834)	(8,533,776)	(7,975,615)
Less: comprehensive income (loss) attributable to non-controlling interest	(1,317)	–	(1,317)	–
Comprehensive loss attributable to CIIX common shareholders	$(2,845,517)	$(3,490,834)	$(8,532,459)	$(7,975,615)

Loss per share-basic and diluted	$(0.05)	$(0.08)	$(0.17)	$(0.22)
Weighted average number of shares outstanding - basic & diluted	55,515,233	43,332,692	50,839,982	35,623,585

See accompanying notes to the financial statements

CHINESEINVESTORS.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 29, 2020 and February 28, 2019

Expressed in U.S. Dollars

	2020	2019
Cash flows from operating activities
Net loss	$(8,260,135)	$(6,669,796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non-cash revenue received as available for sale securities	(947,995)	(395,023)
Investment loss (gain) on marketable securities	41,719	(1,612,559)
Equity in loss from equity method investments	87,935	–
Unrealized loss (gain) on equity securities	849,133	(18,814)
Unrealized loss (gain) on cryptocurrencies	10,447	36,724
Bad debt expenses	593,238	–
Loss on issuance of preferred stock to investors	140,000	–
Stock compensation expenses	1,165,527	882,273
Depreciation and amortization	54,145	46,407
Changes in operating assets and liabilities
Accounts receivable	276,226	(9,270)
Inventory	21,594	(23,937)
Other current assets	(321,197)	(655,224)
Accounts payable	(128,631)	(109,053)
Accrued interest	393,151	135,485
Deferred revenue	283,391	(104,118)
Customer deposit	7,060	97,421
Other accrued liabilities	496,514	740
Net cash (used in) operating activities	(5,237,878)	(8,398,744)

Cash flows from investing activities
Purchase of equipment	(9,881)	(139,241)
Proceeds from investment return	8,750	–
Proceeds from sale of investment-affiliate	–	75,000
Proceeds from sale of marketable securities	191,645	2,313,734
Loan to related party	(68,709)	–
Net cash provided by (used in) investing activities	121,805	2,249,493

Cash flows from financing activities
Proceeds of issuance of common stock	781,950	610,450
Contribution from non-controlling interest	813,000	–
Proceeds of issuance of preferred stock, series D-2017	–	3,578,000
Payments made for preferred stock dividends	(2,992)	(393,502)
Proceeds of issuance of new debts	3,150,002	4,259,800
Repayment of debts	(404,855)	(995,140)
Net cash provided by financing activities	4,337,105	7,059,608

Effects of currency translation on cash and cash equivalents	4,886	(12,650)

Net increase (decrease) in cash and cash equivalents	(774,082)	897,707
Cash and cash equivalents - beginning of period	1,311,984	1,390,258
Cash and cash equivalents - end of period	$537,902	$2,287,965

Supplemental cash flow disclosures
Cash paid for interest	$80,942	$59,708
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash activity

During the three and nine months ended February 29, 2020, the Company received various stocks valued (FMV) at $0 and $189,300 for providing one to twelve months of investor relations (“IR”) services.

During the three and nine months ended February 28, 2019, the company received one stock valued (FMV) at $116,250 and $379,050 for investor relations (“IR”) services which will be performed within one year.

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

Chineseinvestors.com, Inc. has been in continuous operation since July 1999 using the web domains (uniform resource locators) www.chineseinvestors.com and www.chinesefn.com. The Company has representative offices in leased office space in Shanghai, China, where most support services are fulfilled, San Gabriel, California, and Flushing, NY.

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

The Company also incorporated two subsidiaries - Hemp Logic, Inc. (“Hemp Logic”) and CIIX Online, Inc., both Delaware corporations in April 2017. The two wholly owned subsidiaries never operated since their inception. However, on or about November 11, 2019, Hemp Logic, CBD Biotech and ChineseInvestors.com, Inc. entered into a Share Exchange Agreement (“SEA”) pursuant to which the Company sold/transferred to Hemp Logic its one hundred percent (100%) equity interest in CBD Biotech in exchange for newly issued Class A Common Stock, par value $0.0001 and Class B Common Stock, par value $0.0001. CBD Biotech become a wholly-owned subsidiary of Hemp Logic and the Company become a majority owner of Hemp Logic. Hemp Logic issued the Company an aggregate of four million eight hundred forty- one thousand seven hundred thirty-nine (4,841,739) newly-issued Class A Common Stock, par value $0.0001 per share and Class B Common Stock, par value $0.0001 per share of Hemp Logic in the aggregate (the “Hemp Logic Shares”), After the SEA, one hundred percent (“100%”) of the equity interests of CBD Biotech are owned by Hemp Logic and approximately 83.9% of Hemp Logic is owned by the Company. The closing of the exchange took place on December 31, 2019. All operations will be conducted through Hemp Logic and CBD Biotech will continue to operate two business lines, cosmetics and liquor. As of February 29, 2020, the Company owns 77% of Hemp Logic.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which was slated to focus on the sales of industrial hemp-products, via online and other distribution channels. CBD Canada has not generated any revenue as of February 29, 2020.

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

In April 2018, the Company established NewCoins168.com Digital Media Technology Ltd. (Shanghai) as a WOFE registered in China Free Trade Zone, with registered capital of 10 million RMB. There are no revenues as of February 29, 2020.

In August 2018, the Company formed CIIX Online Ltd. (“CIIX Online”), a corporation incorporated in the Province of British Columbia, which was anticipated to focus on the sales of the Company’s subscription service to consumers. There are no revenues as of February 29, 2020.

Donald Capital, LLC, is a Delaware limited liability company established on May 7, 2018. In exchange for capital contributions totaling $160,000 from ChineseInvestors.com, Inc., the Company received a 24.99% interest in Donald Capital LLC. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of Hemp Logic, Inc. and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Global Strategy. Donald Capital LLC is a registered broker dealer approved by FINRA effective May 14, 2019. On or about February 5, 2020, by unanimous written consent of the Company’s Board of Directors, the Company approved a resolution to sell its 24.9% interest in Donald Capital LLC to a qualified buyer on terms to be agreed upon. To date, no buyer has been procured.

2. Liquidity and Capital Resources:

Cash Flows – During the nine months ended February 29, 2020, the Company primarily generated cash from issuances of its debts to fund its operations. The Company received total proceeds of $3,150,002 of proceeds from the issuance of unsecured promissory notes which accrue interest at the rate of 10% per annum for the nine months ended February 29, 2020.

Cash flows used in operations for the nine months ended February 29, 2020 and 2019 were $5,237,878 and $8,398,744, respectively. The decreased cash used in operations was due to a reduction in general and administrative expenses used in operations.

Capital Resources – As of February 29, 2020, the Company had cash and cash equivalents of $537,902 as compared to cash and cash equivalents of $1,311,984 as of May 31, 2019.

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

3. Critical Accounting Policies and Estimates:

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited consolidated financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended May 31, 2019, included in our 2019 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three and nine months ended February 29, 2020 are not necessarily indicative of the results for the year ending May 31, 2020 or for any future period.

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the operations of Chineseinvestors.com Inc. and its subsidiaries. The Company’s wholly owned subsidiaries include ChineseHempOil.com Inc, CBD Biotechnology Co. Ltd., CIIX Online, NewCoins168.com Digital Media Technology Ltd., Bitcoin Trading Academy LLC, CIIX Online Ltd and Blue Ocean Capital Holding LLC. The Company’s subsidiaries include 77% of CBD Biotech, Inc., Hemp Logic, of which 23% of Hemp Logic’s consolidated operating results were shown in non-controlling interest on the consolidated balance sheets. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue from Contracts with Customers – On June 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, with regard to FASB ASC 606 Revenue from Contracts with Customers, and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:

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

There is no significant adjustment from the implementation of ASU 2014-09.

Financial Instruments – Recognition and Measurement – Recognition and measurement of financial assets and financial liabilities - In January 2016, the FASB issued ASU 2016-01 amending various aspects of the recognition, measurement, presentation, and disclosure requirements for financial instruments. The changes mainly relate to the requirement to measure equity investments in unconsolidated subsidiaries, other than those accounted for under the equity method of accounting, at fair value with changes in fair value recognized in earnings. However, this ASU permits entities to elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU is effective for the Company as of June 1, 2018.

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

The equity investment without readily determinable fair value held by the Company is the long-term investment in Donald Capital LLC. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. There is no adjustment to the cost of the equity investment in Donald Capital, LLC for the three and nine months ended February 29, 2020 as no impairment indicator was observed by management.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of February 29, 2020 and May 31, 2019.

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

The Company recorded $413,000 and $0 bad debt expense for the three months ended February 29, 2020 and 2019, respectively, and $593,238 and $0 bad debt expense for the nine months ended February 29, 2020 and 2019, respectively.

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

Inventories – Inventories include industrial hemp finished products and liquor, stated at the lower of cost or net realizable value using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and write down the cost to its net realizable value and additional cost of goods sold when the carrying value exceeds net realizable value. There was no reserve needed for inventory obsolescence and slow-moving as of February 29, 2020 and May 31, 2019.

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

The Company started to account the investment under equity method in the year ended May 31, 2018 and the proportional operation losses picked up for the year ended of May 31, 2018 was $93,562, higher than the $60,000 investment amount. According to ASC 323-10-35-19, if the carrying amount of the investment is reduced to zero, and there are no other investments in the investee, the equity method normally is discounted, and investee losses are no longer reported on the income statement. Thus, the Company recorded $60,000 investment loss for Sino-U.S. Finance for the year ended May 31, 2018 and with $0 balance under long-term investment as of February 29, 2020 and May 31, 2019.

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

Impairment of Long-life Assets – In accordance with ASC 360, the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment for the periods ended February 29, 2020 and May 31, 2019.

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

As of February 29, 2020 and May 31, 2019, the deferred revenue compromised as following:

	February 29, 2020	May 31, 2019
Deferred subscriptions	$800,936	$503,644
Unearned IR revenues	51,572	137,255
Total	852,508	640,899
Current	(663,700)	(518,570)
Noncurrent	$188,808	$122,329

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

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of February 29, 2020:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$537,902	$–	$–	$537,902
Marketable equity securities	412,742	–	–	412,742
Cryptocurrency	12,356	–	–	12,356
Liability -
Short-term notes	$–	$8,074,596	$–	$8,618,856

The following table summarizes the fair value and carrying value of the Company’s financial instruments as of May 31, 2019:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets -
Cash and cash equivalent	$1,311,984	$–	$–	$1,311,984
Marketable equity securities	1,133,256	–	–	1,133,256
Cryptocurrency	67,420	–	–	67,420
Liability -
Short-term notes	$–	$5,387,609	$–	$5,873,709

Short-term notes – The fair value of such notes payable had been determined based on 10% and 8% annual interest rates and the proximity to the issuance date as of February 29, 2020 and May 31, 2019, respectively.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the cryptocurrencies.

Non-Controlling Interest – The Company accounted for its non-controlling interest of 23% in Hemp Logic and CBD Biotech as a separate component of equity. In addition, net loss, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

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

Other Revenue – Other revenue is comprised of revenue related to Forex service fees, miner revenue and other miscellaneous service revenues generated which are recognized over the term the services are to be provided. For the three-month periods ended February 29, 2020 and 2019 details as below:

	February 29, 2020	February 28, 2019
Misc. service revenues	$2	$6,620
Bitcoin trading class revenues	–	–
Total	$2	$6,620

For the nine-month periods ended February 29, 2020 and February 28, 2019. Details as below:

	February 29, 2020	February 28, 2019
Misc. service revenues	$3,863	$64,549
Bitcoin trading class revenues	–	32,898
Total	$3,863	$97,447

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) passed that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In connection with the analysis of the impact of the TCJA, the Company determined that it does not have any impact on the financial statements. Subsequent to the end of the third fiscal quarter, on March 27, 2020, H.R. 478, the CARES Act, was signed into law. The CARES Act contains a number of federal corporate tax relief provisions that may be of benefit to the Company. The actual effect to the Company will not be known until after the end of the Company’s fiscal year on May 31, 2020.

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

The exchange rates used were as follows:

February 29, 2020
Spot rate	RMB 6.99 to US $1.00
Average rate for the three months ended February 29, 2020	RMB 6.98 to US $1.00
Average rate for the nine months ended February 29, 2020	RMB 6.70 to US $1.00
Spot rate	CAD 1.34 to US $1.00
Average rate for the three months ended February 29, 2020	CAD 1.32 to US $1.00
Average rate for the nine months ended February 29, 2020	CAD 1.32 to US $1.00

May 31, 2019
Spot rate	RMB 6.69 to US $1.00
Average rate for the three months ended February 28, 2019	RMB 6.85 to US $1.00
Average rate for the nine months ended February 28, 2019	RMB 6.81 to US $1.00
Spot rate	CAD 1.32 to US $1.00
Average rate for the three months ended February 28, 2019	CAD 1.32 to US $1.00
Average rate for the nine months ended February 28, 2019	CAD 1.32 to US $1.00

New Accounting Pronouncements – Upon issuance of final pronouncements, we review the new accounting literature to determine its relevance, if any, to our business. The Company is in the progress of evaluating the following accounting updates:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Subsequently, the FASB announced certain codification improvements including ASU 2018-19, ASU-2019-04 and ASU 2019-05. The Company is currently evaluating the impact will have on its consolidated financial statements and associated disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated balance sheets, statements of stockholders’ equity(deficit), statements of operations and comprehensive income(loss) and statements of cash flows.

4. Stockholders’ Equity:

As of February 29, 2020, the Company was authorized to issue 700,000,000 shares of common stock, $0.001 par value per share. In addition, 300,000,000 shares of $0.001 par value preferred stock were authorized. All common stock shares have full dividend rights. However, it is not anticipated that the Company will be declaring distributions in the foreseeable future.

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

During the nine months period ended February 29, 2020 and 2019, the shareholders of preferred stock series-2012 did not convert any shares of preferred stock. There are 445,000 shares of Series -2012 Convertible Preferred Stock outstanding as of February 29, 2020.

Series A-2014 Convertible Preferred Stock

In the years ended May 31, 2016 and 2015 the Company issued 720,000 and 1,885,000 shares of preferred stock as Series A-2014 Convertible Preferred Stock for total proceeds of $2,605,000. The terms of the preferred stock allow the holder to convert each share of preferred stock into 2.5 shares of common stock at any time after nine months from the date of issuance. The holders of shares of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could convert. The holders of shares of preferred stock are entitled to receive a dividend of $0.06 per share per annum for the first two years from the issuance of the instruments, which has been recorded as an accrued dividend on the liabilities section of the balance sheet. The Company maintained the right to suspend the dividend at its discretion if it is deemed necessary. The Company has paid off all the dividends for the Series A- 2014 Convertible Preferred Stock and the holders of this preferred stock are no longer entitled to dividends.

During the nine months period ended February 29, 2020, the shareholders of preferred stock series A-2014 converted 0 shares of preferred stock. During the nine months period ended February 28, 2019, the shareholders of preferred stock series A-2014 converted 250,000 shares of preferred stock for 625,000 of common stock shares at a conversion rate of 1 share of preferred stock series A-2014 for 2.50 shares of common stock.  There are 356,000 shares of Series A-2014 Convertible Preferred Stock outstanding as of February 29, 2020.

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

During the nine months period ended February 29, 2020, the shareholders of preferred stock series C-2016 converted 0 shares of preferred stock. During the nine months period ended February 28, 2019, the shareholders of preferred stock series C-2016 converted 259,958 shares of preferred stock for 779,874 of common stock shares at a conversion rate of 1 share of preferred stock series C-2016 for 3.00 shares of common stock.  There are 193,000 shares of Series C-2016 Convertible Preferred Stock outstanding as of February 29, 2020.

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

Duplicate certificates totaling 140,000 shares of Series D-2017 preferred stock were issued to three (3) individual investors. Despite efforts to secure the return of these duplicate certificates, the Company has been unable to do so; therefore, the Company recorded $140,000 as loss and we calculated the BCF of the preferred shares are $65,400 as of February 29, 2020. The Company’s transfer agent has been instructed not remove the restrictions or to convert the duplicate certificates in the event they are redeemed in the future.

During the nine months period ended February 29, 2020, the shareholders of preferred stock series D-2017 converted 955,000 shares of preferred stock for 1,910,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2 shares of common stock. During the nine months period ended February 28, 2019, the shareholders of preferred stock series D-2017 converted 3,649,000 shares of preferred stock for 7,298,000 of common stock shares at a conversion rate of 1 share of preferred stock series D-2017 for 2 shares of common stock. There are 5,222,050 shares of Series D-2017 Convertible Preferred Stock outstanding as of February 29, 2020.

Common Stock

In November 2019, the Company issued Company’s common stock at $0.15 per share to accredited investors for total proceeds of $781,950, and total 5,213,000 shares were issued as of February 29, 2020.

Stock compensation

On June 4, 2019, the Company awarded various employees and contractors stock compensation total 2,222,000 shares of common stock. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $999,900 share-based compensation expense was recorded associated with the award for the nine months ended February 29, 2020.

On September 26, 2019, the Company awarded 2 contractors stock compensation total 188,000 shares of common stock. All services to be performed in conjunction with this award have been fully performed and the shares were fully vested as of the effective date of the award. $48,880 share-based compensation expense was recorded associated with the award for the nine months ended February 29, 2020.

On December 23, 2019, the Company’s subsidiary Hemp Logic Inc issued stock compensation total 1,446,250 shares of common stock. Hemp Logic’s fair market value was not available at grant date, we used the Company’s stock value to calculate the stock compensation totaled at $300,098 at grant date. The service is to be performed in one year starting November 1, 2019. $100,081 share-based compensation expense was recorded associated with the award for the nine months ended February 29, 2020.

Treasury Stock

On September 25, 2019, the Company entered into an Assignment and Assumption Agreement with Mr. Paul Dickman, the Company agreed to assign its remaining 8.75% interest in MB Breakwater, LLC to Mr. Dickman and Mr. Paul Dickman sold 423,000 shares of the Company’s common stock to the Company that were issued to Mr. Paul Dickman as part of the Company’s incentive compensation arrangement with Mr. Paul Dickman. The share certificates were received by the Company but Mr. Dickman had not delivered the stock powers required to effect the transfer as of February 29, 2020. The stock powers were received on April 9, 2020.

Non-controlling interest

The share exchange agreement, which Hemp Logic, CBD Biotech and ChineseInvestors.com entered into on November 11, 2019, states that one hundred percent (“100%”) of the equity interests of CBD Biotech are owned by Hemp Logic and approximately 83.9% of Hemp Logic is owned by the Company. After Hemp Logic issued stock compensation to its officers and board of directors, the Company’s ownership in Hemp Logic changed to 77%; therefore, the Company accounted for its non-controlling interest of 23% in Hemp Logic and CBD Biotech as a separate component of equity. In addition, net loss, and components of other comprehensive income are attributed to both the Company and non-controlling interest. Please see note 14 for details.

5. Other Current Assets:

Other current assets consist of deposits in Chinese Renminbi on building space under an operating lease and are stated at the current exchange rate at period end. Security deposits of office rent in United States, purchase deposits to vendors for the CBD product purchase, prepaid expenses in both United States and Shanghai, details as below:

	February 29, 2020	May 31, 2019
Prepaid expenses	$66,433	$314,707
Purchase deposits	160,849	49,773
Cryptocurrencies on hand	12,356	67,420
Other current assets	78,642	39,220
Total other current assets	$318,280	$471,120

6. Long-term investments

Long-term investments include: 1) investment at Breakwater MB, LLC and Grow flow Inc accounted as equity investment without readily available fair value since the Company does not have the significant influence, the Company sold investment in Breakwater MB, LLC on September 25, 2019 and 2) investment at Sino-U.S. Finance and Donald Capital LLC are accounted for equity method since the Company has the ability to exercise significant influence over the investee, under which the Company records its proportionate share of the investee’s profit or loss based on the specified profit and loss percentage. Distributions received from equity method investees are accounted for as returns on investment and classified as cash inflows from operating activities, unless the Company’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the Company. When such an excess occurs, the current year distribution up to this excess would be considered a return of investment and classified as cash inflows from investing activities.

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

On August 23, 2018, the Company entered into a Redemption Agreement and Mutual Release with Mr. Dickman to liquidate 40% of the Company’s investment in Breakwater MB, LLC. Mr. Dickman agreed to pay an aggregate purchase price of $100,000 ($75,000 at the closing and $25,000 no later than September 15, 2018) to redeem 5% of the equity (the “Redemption Agreement”). The Redemption Agreement provided for a mutual release and waiver with regard to any claims the parties to the Redemption Agreement ever had, owned or held, or now have, own or hold, as against one another resulting from, arising out of or in any manner relating to or based on the Company’s investment in Breakwater MB LLC, the redemption, or otherwise relating to CIIX’s relationship with Breakwater MB LLC. As of February 29, 2020, the Company had received the $75,000 payment but not the $25,000 payment due September 15, 2018; therefore only 3.75% of the equity was redeemed, leaving 8.75%.

For the year ended May 31, 2019, Breakwater transferred 400,000 shares of its stock holding in Grow Flow Inc to the Company as a dividend distribution. Those shares were valued at $35,000 based on 20% of the Company’s invested equity holding of $175,000 in Breakwater MB, LLC.

On or about September 25, 2019, the Company entered into an Assignment and Assumption Agreement with Mr. Dickman, the Company agreed to assign its remaining 8.75% interest in MB Breakwater, LLC to Mr. Dickman and Mr. Dickman sold 423,000 shares of the Company’s common stock to the Company that were issued to Mr. Dickman as part of the Company’s incentive compensation arrangement with Mr. Dickman. The share certificates were received by the Company but Mr. Dickman had not delivered the stock powers required to effect the transfer as of February 29, 2020. The Company recognized loss in amount of $23,675. The Company received the stock powers required on April 9, 2020.

In April 2019, the Company made a $160,000 investment for 24.9% of Donald Capital LLC a Delaware Corporation’s equity. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of Hemp Logic, Inc and the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Global Strategy. Donald Capital is a boutique investment bank, approved by FINRA and the SEC on May 14, 2019. As of February 29, 2020, the Company’s equity position in Donald Capital LLC currently stands at 24.9%. The Company recorded $8,231 and $20,943 investment loss for Donald Capital LLC for the three and nine months ended February 29, 2020 and with $118,910 balance under long-term investment as of February 29, 2020.

Long term investments are comprised of the following:

	February 29, 2020	May 31, 2019
Breakwater Finance MB, LLC	$–	$140,000
Donald Capital LLC	118,910	148,603
Grow Flow Inc.	35,000	35,000
	$153,910	$323,603

7. Property and Equipment:

Property and equipment are recorded at cost, net of accumulated depreciation and are comprised of the following:

	February 29, 2020	May 31, 2019
Furniture & Fixtures	$179,620	$179,337
Leasehold Improvements	95,944	96,718
	275,564	276,055
Less: Accumulated Depreciation	(221,396)	(177,805)
	$54,168	$98,250

Depreciation expense for the nine months ended February 29, 2020 and 2019 was $44,815 and $38,445, respectively.

8. Website development, net:

Website development is comprised of the following:

	February 29, 2020	May 31, 2019
Website development	$285,859	$276,861
Less: Accumulated Amortization	(138,503)	(128,500)
	$147,356	$148,361

Amortization is calculated over a straight-line basis using the economic life of the asset. Amortization expense for the nine months ended February 29, 2020 and 2019 was $9,330 and $8,348, respectively.

9. Short-term notes:

In August 2018, the board of directors of the Company approved the offer of unsecured one-year term notes to individual accredited investor lenders for a maximum $3,000,000 with 10% annual interest rate (the “2018 Notes-10%”). The Company issued 2018 Notes-10% in the total amount of $3,030,000 from various individual accredited investor lenders. As of February 29, 2020, some accredited investor lenders of the 2018 Notes-10% rolled over a portion or all of the principal and interest due and owing on the 2018 Notes – 10% totaling $1,387,026 into the Company’s 2019 offering of unsecured notes at -with a 10% annual interest rate (the “2019 Notes – 10%”) and the Company paid off $200,000 to accredited investor lenders. As of February 29, 2020, $1,300,000 of the 2018 Notes-10% were in default.

In October 2018, the board of directors of the Company approved the Company to offer unsecured one-year term notes to individual accredited investor lenders for a maximum $3,000,000 with an 8% annual interest rate (the “2018 Notes – 8%.”). The 2018 Notes – 8% included an incentive based on the NF Energy Savings Corporation (“NFEC”) share value of $10.38 per share (the “Base Value”). At the time the 2018 Notes – 8% were executed, the Company held 220,000 shares of NF Energy Savings Corporation (“NFEC”) (the “Securities”). As provided for in the 2018 Notes – 8%, the Company/Borrower agreed that if Borrower, at its sole discretion, sold any of the Securities during the term of the 2018 Notes – 8%, all of the Lenders in the Class would be entitled to receive in the aggregate, twenty percent (20%) of the excess of the sales proceeds of such Securities over the Base Value (the “Incentive Payment”). The Lender’s share of the Incentive Payment would be determined by the fraction of the total loan to all loans in the class, not to exceed $3,000,000. As of February 29, 2020, the Company had issued 2018 Notes-8% in the total amount of $1,154,800 to various individual lenders and as of February 29, 2020, the Company paid incentives totaling $51,314 incentive to the accredited investor lenders for the 2018 Notes – 8%. As of February 29, 2020, some accredited investor lenders of 2018 Notes-8% converted all or some portion of the principal and interest due and owing under the 2018 Notes – 10% totaling $110,000 to common stock at $0.15/share. As of February 29, 2020, $1,039,800 of the 2018 Notes-8% were in default.

On February 2019, the board of directors of the Company approved the offering of unsecured one-year term notes to individual lenders for a maximum $5,000,000 with 10% annual interest rate (the “2019 Notes-10%”). As of February 29, 2020, the Company has issued 2019 Notes-10% in the total amount of $5,645,490 to various individual accredited investor lenders. Of the $5,645,490, $1,567,025 was rolled over from the 2018-Notes 10% in August 2019. As of February 29, 2020, $75,000 of the 2019 Notes-10% were in default and $25,000 converted to 166,667 shares of Common stock at $0.15/share.

On November 13, 2019 the Company entered into a Term Loan and Security Agreement with Celtic Bank Corporation ("Celtic") in the original principal amount of $100,000 (the “Celtic Loan”). Bluevine Capital Inc. (“Bluevine”) is the servicer for the Celtic Loan. The Celtic Loan matures on May 12, 2020. The terms of the Celtic Loan provide for weekly payments which are current as of February 29, 2020. To secure the Celtic Loan obligations the Company granted to Celtic and to Bluevine, as the collateral agent for Celtic, a continuing first priority security interest in that certain collateral identified therein.

On November 27, 2019, the Company entered into a Revenue Purchase Agreement with Pearl Beta Funding, LLC (“PBF”) (the “Revenue Purchase Agreement”). Pursuant to the Revenue Purchase Agreement, PBF purchased $139,650 worth, approximately 6%, of the Company’s future accounts, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers’ and/or other third party payers (the “Receipts” defined as all payments made by cash, check, electronic transfer or other form of monetary payment in the ordinary course of the Company’s business), for the payments due to Company as a result of the Company’s sale of goods and/or services (the “Transactions”) until the purchased amount has been delivered to PBF. With regard to the Revenue Purchase Agreement, the Company is selling a portion of a future revenue stream to PBF at a discount. Pursuant to the Security Agreement and Guaranty of Performance (“SAGP”) granted to PBF a security interest in and lien upon certain collateral identified therein. The remittance provided for in the Revenue Purchase Agreement in the amount of $1,552 as a good faith estimate of purchased percentage multiplied by the daily average revenues of the Company during the previous calendar month divided by the number of business days in the calendar month. Pursuant to the Revenue Purchase Agreement PBF will debit the remittance each business day from the Company’s designated account, until such time as PBF receives payment in full of the purchased amount of $139,650.

On December 24, 2019, the Company entered into an unsecured promissory note in the original principal amount of $150,000 from one individual lender (the “December 24, 2019 Note”). The December 24, 2019 Note has a one year term and provides for payment of twenty-four (24) bi-monthly installments of principal and interest beginning on January 15, 2020, followed by a principal and interest payment due on January 30, 2020, and continuing on the 15th and the 30th day of each consecutive month, until paid in full in the amounts set forth in the corresponding amortization schedule. The December 24, 2019 Note provides for interest at the rate of 18.65% interest and default interest of 21.10%. Any unpaid principal and all accrued but unpaid interest is due and payable on the maturity date.

On December 21, 2019, the Company entered into an unsecured promissory note in the original principal amount of $210,000 from one individual lender (the “December 21, 2019 Note”). The December 21, 2019 Note has a one year terms and provides for payment of twenty-four (24) bi-monthly installments of principal and interest beginning on January 15, 2020, followed by a principal and interest payment due on January 30, 2020, and continuing on the 15th and the 30th day of each consecutive month, until paid in full in the amounts set forth in the corresponding amortization schedule. The December 21, 2019 Note provides for interest at the rate of 18.65% interest and default interest of 21.10%. Any unpaid principal and all accrued but unpaid interest is due and payable on the maturity date.

On January 14, 2020, the Company entered into an unsecured promissory note in the original principal amount of $70,000 from one individual lender (the “January 14, 2020 Note”). The January 14, 2020 Note has a 6 months terms and provides for payment of twelve (12) bi-monthly installments of principal and interest beginning on February 15, 2020, followed by a principal and interest payment due on February 29, 2020, and continuing on the 15th and the 30th day of each consecutive month, until paid in full in the amounts set forth in the corresponding amortization schedule. The January 14, 2020 Note provides for interest at the rate of 18.65% interest and default interest of 21.10%. Any unpaid principal and all accrued but unpaid interest is due and payable on the maturity date.

On January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Power Up January 2020 Agreement”), in connection with the issuance of a convertible note to the Company in favor of Power Up Lending Group Ltd., in the aggregate principal amount of $88,000, for a one-year term with an annual interest rate of 8% per annum. (the “January 2020-8% Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the January 2020-8% Note and the Power Up January 2020 Agreement, along with an irrevocable letter agreement with Globex Transfer, LLC, the Company’s transfer agent, with respect to the reserve of shares of Common Stock of the Company to be issued upon any conversion of the January 2020-8% Note.

On February 11, 2020, the Company entered into a Securities Purchase Agreement (the “Power Up February 22, 2020 Agreement”), in connection with the issuance of a convertible note to the Company in favor of Power Up Lending Group Ltd., in the aggregate principal amount of $53,000, for a one-year term with an annual interest rate of 8% per annum. (the “February 11, 2020-8% Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the February 11, 2020-8% Note and the Power Up February 22, 2020 Agreement, along with an irrevocable letter agreement with Globex Transfer, LLC, the Company’s transfer agent, with respect to the reserve of shares of Common Stock of the Company to be issued upon any conversion of the February 11, 2020-8% Note.

On February 24, 2020, the Company entered into a Securities Purchase Agreement (the “Crown Bridge February 2020 Agreement”), in connection with the issuance of a convertible note to the Company in favor of Crown Bridge Partners, LLC in the aggregate principal amount of $75,000, for a one-year term with an annual interest rate of 8% per annum. (the “Crown Bridge February 2020-8% Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Crown Bridge February 2020-8% Note and the Crown Bridge February 2020 Agreement, along with an irrevocable letter agreement with Globex Transfer, LLC, the Company’s transfer agent, with respect to the reserve of shares of Common Stock of the Company to be issued upon any conversion of the Crown Bridge February 2020-8% Note.

As of February 29, 2020 and May 31, 2019, the short-term notes are compromised as follows:

	February 29, 2020	May 31, 2019

Short-term 2018 notes-annual interest rate 10% due August to October 2019	$1,300,000	$3,030,000
Short-term 2018 notes-annual interest rate 8% due November 2019 to January 2020	1,039,800	1,154,800
Short-term 2019 notes-annual interest rate 10% due February 2020 to November 2020	5,645,490	1,688,909
Celtic Bank Corporation	49,993	–
Pearl Beta Funding LLC	3,812	–
Debt-2020 note-annual interest rate 18.65%-Semimonthly payments	363,761	–
Debt-2020-8%	216,000	–
Total Short-term notes	$8,618,856	$5,873,709

10. Other Current Liabilities:

Other current liabilities compromise as following:

	February 29, 2020	May 31, 2019
Accrued dividends	$413,552	$195,554
Accrued interests and others	548,940	143,377
Accrued payroll and taxes	276,292	299,317
Total	$1,238,784	$638,248

Accrued dividends as of February 29, 2020 and May 31, 2019 are comprised of dividends payable to the preferred stockholders, Series D-2017 in the amount of $402,217 and $195,554, respectively. On or about December 17, 2019, the Company’s Board of Directors approved a resolution that provides for an equity dividend payable in the Company’s Rule 144 restricted common stock, equal to two (2) times the amount of the stated dividend amount of 6% for the Series D-2017 preferred shareholders, calculated using a base price of $0.15 USD per share of common stock and declared payable on the outstanding preferred stock of the Company to the Series D -2017 preferred shareholders of record between December 1, 2018 and May 31, 2019 in satisfaction of the dividends which accrued but were unpaid for the fiscal year ended May 31, 2019. It is likely that the Company’s Board will likewise recommend and approve an equity payment for dividends to Series D-2017 shareholders payable as of February 29, 2020. As of the date of this filing the stock certificates for the dividends payable for the period ended May 31, 2019 have not been issued, but are in process.

Accrued interest as of February 29, 2020 represents interest payable for the 2018 Notes - 10%, 2018 Notes – 8%, 2019 Notes 10% and 2020 Notes-8%. Accrued interest as of May 31, 2019 represents interest payable for the 2018 Notes -10%, the 2018 Notes -8%, and 2019 Notes -10%.

11. Segments and Geographic Areas

The Company operates business in two operating segments: Financial News and Investor Relation Services and Industrial Hemp Product Sales. Segment disclosures are on a performance basis consistent with internal management reporting.

Information about segments during the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Geographic Markets
China	$40,997	$1,030,397	$1,068,047	$1,464,734
USA	402,768	414,425	2,182,607	1,353,022
Total	$443,765	$1,444,822	$3,250,654	$2,817,756

Revenue Segments
Service	$356,809	$383,504	$2,008,735	$1,323,817
Products	86,956	1,061,318	1,241,919	1,493,939
Total	$443,765	$1,444,822	$3,250,654	$2,817,756

Cost of Revenue Segments
Service	$297,739	$253,135	$1,012,287	$1,106,084
Products	39,355	759,369	917,627	958,198
Total	$377,094	$1,012,504	$1,929,914	$2,064,282

Operating expenses
Service	$1,881,028	$2,791,341	$6,589,893	$7,279,150
Products	450,149	780,435	1,259,711	1,549,268
Total	$2,331,177	$3,571,776	$7,849,604	$8,828,418

Loss from operations
Service	(1,821,958)	$(2,660,972)	(5,593,445)	$(7,061,417)
Products	(402,548)	(478,486)	(935,419)	(1,013,527)
Total	$(2,224,506)	$(3,139,458)	$(6,528,864)	$(8,074,944)

12. Risk and Uncertainties:

Concentration of Credit Risk – The Company maintains cash at banks in the United States and People’s Republic of China (“PRC”). Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash deposited with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the PRC, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”), whereas the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”) in the United States. As of February 29, 2020 and May 31, 2019, the Company had $0 and $608,908 cash balances uninsured, respectively.

Major customers and vendors- For the nine months ended February 29, 2020, two customers each accounted for 23% and 13% of the total revenue of the Company, without accounts receivable outstanding as of February 29, 2020. For the nine months ended February 28, 2019, two customers each accounted for 14% and 12% of total service revenue of the Company with no accounts receivable outstanding as of February 28, 2019.

One vendor accounted 35% of the total purchases by the Company for the nine months ended February 29, 2020. There was no vendor concentration for the Company as of and for the nine months ended February 28, 2019.

The Company has operations in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Coronavirus disease 2019- On January 30, 2020, the spread of novel coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic.

We will continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this virus may have on the global financial markets and the overall economy. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to our businesses and investments, including a material reduction in our results of operations.

13. Commitments and Contingencies:

Operating Leases

The Company currently maintains leased space in Shanghai, China, San Gabriel, California, Flushing, NY and it also maintains a correspondence address in Arcadia, California on a month to month basis.

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

As of February 29, 2020, our operating lease right of use assets and operating lease liability are approximately $492,125 and $506,647 respectively. The rent expense for the three and nine months ended February 29, 2020 is $145,837 and $333,537, respectively.

Future minimum lease commitments for office facilities as of February 29, 2020 are as follows:

For the fiscal years ending May 31,
2020 (three months)	$64,125
2021	227,900
2022	126,900
2023	33,030
$451,955

Litigation – The Company is involved in legal proceedings from time to time in the ordinary course of its business.

On September 1, 2016, the Company entered into a Service Provider Agreement with SINO-GLOBAL SHIPPING AMERICA LTD (“SINO”) to perform investor relations services for SINO in exchange for 60,000 shares of SINO Rule of 144 restricted stock. When entering the 2016 Note Agreements, the Company believed that the SINO shares would be delivered as provided for in the agreement. However, the shares were not delivered purportedly due to a disagreement among SINO’s management, and as a result, the Company has not obtained the SINO shares as of February 29, 2020. On January 9, 2018, the Company filed a lawsuit in the Los Angeles County Superior Court, Case No. EC067692 for breach of contract and common counts against SINO-GLOBAL SHIPPING AMERICA LTD. The dispute was ultimately arbitrated by the American Arbitration Association in May 2019 and the parties reached a settlement whereby SINO will issue 40,000 shares of its Rule 144 restricted Common Stock to the Company. The Settlement Agreement was executed by the parties and the Company is in receipt of the share certificate, but is awaiting receipt of a new share certificate, less the amount of settlement shares due to the Company’s counsel under the contingency arrangement.

On or about September 19, 2019 a lawsuit entitled J. Jim Ye v. ChineseInvestors.com, Inc. and Warren Wei Wang, was filed in Los Angeles County Superior Court, Glendale Courthouse, as Case No. 19GDCV01195, alleging causes of action for rescission of purchase of securities due to fraud, violation of Cal. Buss. & Prof. Code Section 17200, et seq., and fraudulent concealment. It is the Company’s position that the Plaintiff’s claims have no merit. The Company has retained counsel to defend the action. This action is pending.

14. Non-Controlling Interest:

On November 11, 2019, Hemp Logic, CBD Biotech and ChineseInvestors.com, Inc. entered into a Share Exchange Agreement (“SEA”) pursuant to which the Company sold/transferred to Hemp Logic its one hundred percent (100%) equity interest in CBD Biotech in exchange for newly issued Class A Common Stock, par value $0.0001 and Class B Common Stock, par value $0.0001. CBD Biotech became a wholly-owned subsidiary of Hemp Logic and the Company became a majority owner of Hemp Logic. Hemp Logic issued the Company an aggregate of four million eight hundred forty-one thousand seven hundred thirty-nine (4,841,739) newly-issued 2,521,739 shares of Class A Common Stock and 2,320,000 shares of Class B Common Stock of Hemp Logic in the aggregate (the “Hemp Logic Shares”). After the SEA, one hundred percent (“100%”) of the equity interests of CBD Biotech are owned by Hemp Logic and approximately 83.9% of Hemp Logic is owned by the Company. The closing of the exchange took place on December 31, 2019. As of February 29, 2020, the Company own 77% of Hemp Logic Inc.

Hemp Logic, Inc. is conducting private offering of up to 1,666,666 Series A Convertible Preferred Shares, par value USD $0.0001 (the “Series A Preferred Shares”), at a purchase price of USD $3.00 per Preferred Share (the "Purchase Price"). As of February 29, 2020, Hemp Logic received $813,000 from various investors for 217,000 shares of Hemp Logic’s series A preferred shares. Hemp Logic also issued stock compensation to its officers and board of directors total 1,446,250 shares of its common stock. The stock compensation issuance in Hemp Logic changed the Company’s ownership in Hemp Logic Inc. to 77%. $813,000 were recorded as contribution from non-controlling interest on the Company’s consolidated statement of shareholders’ equity.

15. Related Party Transactions:

As of February 29, 2020, the Company advanced $27,971 to the CEO, Mr. Warren Wang and $7,979 to Donald Capital LLC for daily operation.

Mrs. Lan Jiang is the spouse of the Company’s CEO, Mr. Warren Wang. During the three months ended February 29, 2020 and 2019, she received salary compensation of $45,000 and $45,000, respectively.

The Company purchased the shares of Medicine Man Technologies, Inc. (“MDCL”) in April 2014 using the equity method of accounting initially and accounted for the ownership as an investment available for sale as of May 31, 2015 as the Company no longer had “significant influence” over MDCL as a result of shares issuance. The Company liquidated 1,306,378 shares of MDCL for $1,996,939 cash during the year ended May 31, 2017. The Company received an additional 31,250 shares of MDCL stock for IR services which were provided for a period of six months starting January 15, 2019. The Company liquidated 34,457 shares of MDCL for $99,207 cash and record $43,595 gain during the nine months ended February 29, 2020. The Company’s records indicated that an additional 38,031 shares were held; however, the issuer’s transfer agent is not in agreement; therefore, the Company also wrote off the remaining 38,031 shares as unrecoverable. There is no MDCL stock left as of February 29, 2020.

16. Subsequent Event:

On March 11, 2020 Qi Zhang and Yan Fang An, by and through their Counsel, filed a Complaint for Breach of Contract in the U.S. District Court, Central District of California, Case No. 2:20-cv-02356 related to the breach of two unsecured promissory notes. The Company has retained counsel and is pursuing its defenses.

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

The Company incurred $2,746,581 in additional debt obligations from individual lenders and $403,421 from institutional lenders for total new debt of $3,150,002 in the nine months ended February 29, 2020. The Company continues to develop its subscription business and its investor relations business. These investor relations clients represent companies whose shares are traded in various public markets including the OTCBB, NASDAQ, and NYSE exchanges.

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

On or about February 27, 2019, CBD Biotech, Inc., an exempted company with limited liability incorporated in the Cayman Islands, was formed (“CBD Biotech Cayman”). CBD Biotech Cayman is solely owned by Wei Wang, ChineseInvestors.com, Inc.’s Chief Executive Officer, and Alex Hamilton, Chairman and Chief Financial Officer of CBD Biotech. The Company was prepared to enter into a Share Exchange Agreement with CBD Biotech and the shareholders of CBD Biotech Cayman (the “Share Exchange Agreement”). However, on or about November 11, 2019, Hemp Logic, CBD Biotech and ChineseInvestors.com, Inc. entered into a Share Exchange Agreement (“SEA”) pursuant to which the Company sold/transferred to Hemp Logic its one hundred percent (100%) equity interest in CBD Biotech in exchange for newly issued Class A Common Stock, par value $0.0001 and Class B Common Stock, par value $0.0001. CBD Biotech become a wholly-owned subsidiary of Hemp Logic and the Company become a majority owner of Hemp Logic. Hemp Logic issued the Company an aggregate of four million eight hundred fort- one thousand seven hundred thirty-nine (4,841,739) newly-issued 2,521,739 shares of Class A Common Stock and 2,320,000 shares of Class B Common Stock of Hemp Logic in the aggregate (the “Hemp Logic Shares”), After the SEA, one hundred percent (“100%”) of the equity interests of CBD Biotech are owned by Hemp Logic and approximately 83.9% of Hemp Logic is owned by the Company. The closing of the exchange took place on December 31, 2019. All operations will be conducted through Hemp Logic and CBD Biotech will continue to operate two business lines, cosmetics and liquor. As of February 29, 2020, the Company own 77% of Hemp Logic Inc.

As of February 29, 2020, CBD Biotech employed fifteen (15) full-time employees in its Shanghai Office in a variety of administrative and operational capacities. Its CFO, Alex Hamilton, is based in the Company’s New York office.

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

As of February 29, 2020, ChineseHempOil.com, Inc. employed two (2) full-time employees in the United States.

CBD Biotechnology Co. Ltd.

In June 2017, the Company formed CBD Biotechnology Ltd. (“CBD Canada”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of industrial hemp- products, via online and other distribution channels. CBD Canada has not generated any income as of February 29, 2020.

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

On or about February 27, 2019 Newcoins Grenadine entered into a Technology Solution Agreement with Match-Trade Technologies (“MTT”), pursuant to which MTT agreed to provide Newcoins Grenadine with a trading infrastructure (integrated electronic systems and software) designed to offer a platform to Newcoins Grenadine’s clients for the trading of financial products, i.e., Forex and/or CFDs and/or other financial instruments offered to Newcoins Grenadine’s clients. In or about March 2019, Newcoins Grenadine entered into an agreement with Forexstreet S.L. (“FS”) pursuant to which FS agreed to provide daily news feeds and updates. Newcoins Grenadine platform has not generated any revenues to date. Given the platform’s target audience is outside of the US and China, it has been challenging to convert leads generated as a result of advertising and marketing efforts into account deposits that will lead to trading due to the significant language barrier. The Company has determined that the expense that would be required to hire and trains native speakers to assist the platform’s potential account holders/traders would outweigh the potential gain and has decided to focus its efforts on the Company’s core, traditional business lines. In an effort to reduce fixed costs associated with the platform, the Company cancelled these service agreements and discontinued the platform in August 2019.

Newcoins168.com Digital Media Technology Ltd.

In April 2018, the Company established a wholly owned foreign enterprise, NewCoins168.com Digital Media Technology Ltd (Shanghai), registered in China Free Trade Zone with registered capital of 10 million RMB. As of February 29, 2020, NewCoins168 employed one (1) full-time employees in its Shanghai Office in a variety of administrative and operational capacities.

CIIX Online LTD

In August 2018, the Company formed CIIX Online Ltd. (“CIIX Online”), a corporation incorporated in the Province of British Columbia, which is anticipated to focus on the sales of the Company’s subscription service to consumers.

As of February 29, 2020, CIIX Online employed one (1) part-time employee in a variety of administrative and operational capacities.

Donald Capital, LLC

Donald Capital, LLC, is a Delaware limited liability company established on May 7, 2018. In exchange for capital contributions totaling $160,000 from ChineseInvestors.com, Inc., the Company received a 24.9% interest in Donald Capital LLC. The remaining 75.1% is held equally by Hamilton Strategy Group, Inc. and McDonald Global Enterprises LLC. Alex Hamilton is the CFO of Hemp Logic, Inc. and is the President of Donald Capital LLC. Mr. Hamilton is also the owner of Hamilton Strategy Group. Donald Capital LLC is a registered broker dealer approved by FINRA effective May 14, 2019. Donald Capital LLC will serve clients around the globe in the private, micro, small and middle capitalization arenas through pre-capital raise and strategic advisory, capital raise and other services that will be offered through network partners. On or about February 5, 2020, by unanimous written consent of the Company’s Board of Directors, the Company approved a resolution to sell its 24.9% interest in Donald Capital LLC to a qualified buyer on terms to be agreed upon. To date, no buyer has been procured.

Business Environment and Trends

The global marketplace has gradually recovered. We understand that our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. With the recovery of the financial market, more market participants willing to subscribe our financial market analysis programs and public companies eager to spend more on increasing media exposure and developing investor relations.

For three and nine months ended February 29, 2020 compared to three and nine months ended February 28, 2019.

Quarterly Revenues and Expenses

Subscription Revenues: For the three months ended February 29, 2020 and February 28, 2019, revenues were $253,475 and $229,220, respectively. For the nine months ended February 29, 2020 and February 28, 2019, revenues were $621,390 and $680,119, respectively. The decline in revenues was due to a decrease in the Company’s subscribers to such services.

Investor Relations-Service Revenues: For the three months ended February 29, 2020 and February 28, 2019, revenues were $103,332 and $147,664 respectively. For the nine months ended February 29, 2020 and February 28, 2019, revenues were $1,383,482 and $546,251 respectively. The increases were attributable to an increase in investor relations clients.

Other Revenues: For the three months ended February 29, 2020 and February 28, 2019, revenues were $2 and $6,620 respectively. For the nine months ended February 29, 2020 and February 28, 2019, revenues were $3,863 and $97,447 respectively. The decrease of $93,584 was due to the absence of consulting fees generated from its subsidiary company Newcoins for the nine months ended February 29, 2020.

Sales of CBD/Hemp Products: For the three months ended February 29, 2020 and February 28, 2019, revenues were $86,956 and $1,061,318 respectively, for a decrease of $974,362. For the nine months ended February 29, 2020 and February 28, 2019, revenues were $1,241,919 and $1,493,939 respectively. The $252,020 decrease was attributed to the decreased sales of the Company’s industrial hemp products and baijiu liquor products in China. It is believed that the outbreak of Covid-19 in early January 2020 caused a slow of business and a reduction in customers.

Cost of Revenue: Cost of services for the three months ended February 29, 2020 and 2019 were $297,739 and $253,135 respectively, for an increase of $44,604 over the same period in 2019. Cost of services for the nine months ended February 29, 2020 and 2019 were $1,012,287 and $1,106,084 respectively, for a decrease of $93,797 over the same period in 2019. Cost of products for the three months ended February 29, 2020 and 2019 were $39,355 and $759,369 respectively, for a decrease of $720,014. Cost of products for the nine months ended February 29, 2020 and 2019 were $917,627 and $958,198 respectively, for a decrease of $40,571. This decrease was due to the Company’s sale of its industrial hemp and baijiu liquor products.

Gross profit (loss) and gross margin: The Company’s gross margin on service revenue decreased to 17% (gross profit $59,069 on $356,808 of revenue) in the three months ended February 29, 2020 from 34% (gross profit $130,369 on $383,504 of revenue) in the three months ended February 28, 2019. The gross margin decrease for service revenue is due to decreased investor relations clients and revenues generated for these services. The Company’s gross margin on service revenue increased to 50% (gross profit $996,448 on $2,008,735 of revenue) in the nine months ended February 29, 2020 from 16.4% (gross profit $217,733 on $1,323,817 of revenue) in the nine months ended February 28, 2019. The Company’s gross margin on product sales increased to 55% ($47,601 on $86,956 of revenue) in the three months ended February 29, 2020 from 28% ($301,949 on $1,061,318 of revenue) in the three months ended February 28, 2019. The increase in gross margin for product sales was due to reduced product retail pricing on industrial hemp products and reduced sales expenses. The Company’s gross margin on product sales decreased to 26% ($324,292 on $1,241,919 of revenue) in the nine months ended February 29, 2020 from 36% ($535,741 on $1,493,939 of revenue) in the nine months ended February 28, 2019.

General & Administrative Expenses: For the three months ended February 29, 2020 and February 28, 2019, expenses were $1,757,366 and $3,273,479, respectively for a decrease of $1,516,113 which was related to downsizing of staff and independent contractors. For the nine months ended February 29, 2020 and February 28, 2019, expenses were $6,535,822 and $7,850,987, respectively for a decrease of $1,315,165 which was related to company implemented budgetary control on certain expenditures such as office utilities, other general office expenses, and company travel and entertainment in an effort to reduce the total amount of General and Administrative Expenses.

Advertising Expenses: For the three months ended February 29, 2020 and February 28, 2019, expenses were $160,811 and $298,297 respectively. The decrease is due to the Company’s decreased advertising and news coverage across several different platforms. For the nine months ended February 29, 2020 and 2019, expenses were $720,544 and $977,431 respectively.

Bad Debt Expenses: For the three months ended February 29, 2020 and 2019, expenses were $413,000 and $0 respectively. For the nine months ended February 29, 2020 and 2019, expenses were $593,238 and $0 respectively. These increases are attributable to the bad debt allowance recorded by the Company for stock receivable $173,475 from Ionix Technology Inc. and $413,000 from Luokung Technology Corp for investor relations services performed.

Interest Income (expenses): For the three months ended February 29, 2020 and 2019, interest expense was $228,975 and $146,283, respectively for a difference of $82,692 attributable to the one-year unsecured notes issued to various individual lenders (refer to short-term notes for details). For the nine months ended February 29, 2020 and 2019, interest expense was $599,352 and $195,194 respectively for an increase of $404,158.

Liquidity

The Company is currently addressing its liquidity concerns by building upon its revenue generating subscription service products, increasing its advertising-based revenues, increasing its offerings of other consulting services, and sale of industrial hemp products. Since its inception in 1997, the Company has, at times, relied primarily upon proceeds from private placements and sales of shares of its equity securities to fund its operations. In the last two years the Company raised $5,000,043 through the issuance of its Series C-2016 convertible preferred stock and $10,371,050 through the issuance of its Series D-2017 convertible preferred stock. We anticipate continuing to rely on sales of our securities as well as increasing our general revenues in order to continue to fund our business operations.

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

In light of current political events and the COVID-19 pandemic, Management believes that the Chinese investor is even more focused and engaged when it comes to staying up to date on investment markets, and is seeking new products, subscription offerings and investor tools to serve such needs. The Company recognizes this need and is responding through development of the same. Beginning in February 2020, we adjusted our business model and enhanced our YouTube programming to include free live broadcasts providing analysis and updates on the U.S. Equity and Option Markets in a grass roots effort to generate new leads, with no associated advertising fees. Subscriptions to our free YouTube channel have grown from approximately 15,000 to 22,000 in six weeks, with approximately 5%-10% of the free subscribers becoming paid subscribers. This in turn increased our subscription revenues in recent months as follows: approximately $260K in subscription revenues for the month ended February 29, 2020 (the third largest month for subscription revenues in Company history); approximately $510k in subscription revenues for the month ended March 31, 2020 (the highest single month for subscription revenues in Company history); and approximately $80K in subscription revenues for the first week of April 2020. Management will continue to add more content to its YouTube channel over the next 6-12 months. We believe this business model, which has cost the Company $0 in advertising fees, will afford us opportunities unlike we have seen in the last twenty years (during which time the Company averaged $400k- $800k per year in advertising costs for its subscription products). Management is excited about the new market opportunities and if subscription revenues continue as they have in February and March 2020, the Company hopes to become cash flow positive with record revenues over next twelve (12) months.

Moreover, as part of its cost-cutting measures Management has closed two office locations, one in San Gabriel, CA and one in New York City, NY, with plans to close the office in Flushing, NY and one location in Shanghai. In addition Management intends to cut overall advertising costs to less than $10k per month over the next twelve (12) months.

In addition, management is exploring joint venture opportunities with partners that are looking to reach our unique network of consumers. With regard to its industrial hemp/CBD business in China, the Company has two New Hemp-Infused, Skin-Friendly, Antimicrobial Sanitizer Products in development.

The Company will also continue to recruit and will seek to retain a talented and knowledgeable workforce and more specifically, will work to strengthen its existing sales force through enhanced training, allocation of resources and providing cross-selling opportunities. As such, the Company does not contemplate any further layoffs of its sales force other than in the normal course.

Budgetary Control

General and Administrative Expenses will be controlled and were reduced in both the three and nine month periods ending February 29, 2020 as compared to the same periods last year. As noted above, cash flows used in operations for the nine months ended February 29, 2020 and February 28, 2019 were $5,237,878 and $8,398,744, respectively. The decreased cash used in operations was due to a reduction in general and administrative expenses used in operations. As of the date of this filing, has relinquished one of its commercial leases in San Gabriel, CA and its commercial lease in New York City, New York. In addition, the Company has been forced to lay off employees in both the New York and California offices whose primary duties related to cryptocurrency products, marketing, and administrative support functions. The marketing and administrative functions have been largely transferred to existing employees in China.

The management has also implemented budgetary control on certain expenditures such as office utilities, other general office expenses, and company travel and entertainment in an effort to reduce the total amount of General and Administrative Expenses to approximately $300,000 USD each month from the current expenses of approximately $400,000, excluding current debt due and owing.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On or about September 19, 2019 a lawsuit entitled J. Jim Ye v. ChineseInvestors.com, Inc. and Warren Wei Wang, was filed in Los Angeles County Superior Court, Glendale Courthouse, as Case No. 19GDCV01195, alleging causes of action for rescission of purchase of securities due to fraud, violation of Cal. Buss. & Prof. Code Section 17200, et seq., and fraudulent concealment. It is the Company’s position that the Plaintiff’s claims have no merit and the Company has retained counsel to defend the action. The action is pending.

On March 11, 2020 Qi Zhang and Yan Fang An, by and through their Counsel, filed a Complaint for Breach of Contract the U.S. District Court, Central District of California, Case No. 2:20-cv-02356 related to the breach of two unsecured promissory notes. The Company has retained counsel to defend the action. The action is pending.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Section 4. Stockholder’s Equity, page 18.

Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ChineseInvestors.com, Inc.
(Registrant)

Date: April 14, 2020	By: /s/ King Fai Leung
King Fai Leung
Chief Financial Officer

Date: April 14, 2020	By: /s/ Wei Wang
Wei Wang
Chief Executive Officer

